Form 10-K
period 2011-12-31
CityCenter Holdings, LLC
filed 2012-03-23
CIK 1531271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 333-177078

CITYCENTER HOLDINGS, LLC

(Exact name of Registrant as specified in its charter)

DELAWARE	35-2314378
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

4882 Frank Sinatra Drive - Las Vegas, Nevada 89158

(Address of principal executive office) (Zip Code)

(702) 590-7111

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒ The Registrant’s SEC filing obligations were automatically suspended by Section 15(d) of the Securities Exchange Act as of January 1, 2012.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☐ No ☒ The Registrant’s SEC filing obligations were automatically suspended by Section 15(d) of the Securities Exchange Act as of January 1, 2012.

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: The limited liability company ownership interest of the registrant are not publicly traded. There is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Items 10 and 11 will be filed with the Commission not later than 120 days after the end of the fiscal year as an amendment to this Annual Report on Form 10-K.

PART I

Item 1.                   Business

CityCenter Holdings, LLC is referred to as the “Company” or the “Registrant,” and together with our subsidiaries may also be referred to as “we,” “us” or “our.” The term ‘‘CityCenter’’ refers to the mixed-use development operated by us on the Las Vegas Strip consisting of Aria, Mandarin Oriental, Crystals, Vdara, Veer and the Harmon (as defined herein).

Overview

We were formed in 2007 as an equally owned joint venture between MGM Resorts International (“MGM Resorts”), through its wholly owned subsidiary, Project CC, LLC (“Project CC”); and Infinity World Development Corp (“Infinity World” and, together with MGM Resorts, the “Members”). Through various management agreements, MGM Resorts is responsible for our day-to-day operations and provides all of our staffing resource needs and is reimbursed by us for the cost of such services. Prior to our formation in 2007, MGM Resorts owned and controlled the development of the property now constituting CityCenter, with construction on the facilities at CityCenter beginning in June 2006. We commenced substantially all of our operations in late 2009 and began closing the sale of residential condominium units in January 2010.

CityCenter is located on approximately 67 acres at the heart of the Las Vegas Strip, between the Bellagio and Monte Carlo resorts.  CityCenter consists of the following components:

•      Aria: a 50-story 4,004-room casino resort featuring a 150,000-square-foot casino; an 1,800-seat showroom which is currently home to Viva ELVISTM, a Cirque du Soleil production celebrating the legacy of Elvis Presley; a 80,000-square-foot spa; and approximately 300,000 square feet of technologically advanced conference and convention space. Aria features numerous world-class nightclubs and restaurants with acclaimed chefs, including Masa Takayama, Shawn McClain, Michael Mina, Julian Serrano and Jean-Georges Vongerichten.

•      Vdara: a 57-story non-gaming, eco-friendly, smoke-free hotel that features 1,495 hotel and condominium-hotel units, a full service wellness spa, salon and fitness center.

•      Mandarin Oriental: a 47-story non-gaming boutique hotel that features 392 guestrooms and 225 luxury residential units and Twist, a Forbes Five-Star restaurant by acclaimed chef Pierre Gagnaire.

•      Veer: twin 37-story residential glass towers located in the heart of CityCenter containing 669 luxury high-rise condominium units.

•      Crystals: an approximately 329,000 leasable-square-foot retail complex designed by renowned architects Daniel Libeskind and David Rockwell and home to sophisticated retail shops, including several flagship stores such as Dolce & Gabbana, Louis Vuitton, Prada, Gucci, Tiffany & Co., Ermenegildo Zegna, and TOM FORD. Crystals also has a roster of dynamic restaurants including Beso, Mastro’s Ocean Club, Social House, Todd English P.U.B. and Wolfgang Puck Pizzeria & Cucina.

CityCenter’s Properties

The following table lists our properties as well as related key statistics as of December 31, 2011:

Property	Slots	Tables	Hotel Rooms		Residential Condominiums		F&B Outlets	Retail Square Footage (1)		Convention Square Footage (1)
Aria	2,005	132	4,004		—		25	33,900		300,000
Vdara	—	—	1,339	(2)	156	(2)	3	—		14,000
Mandarin Oriental	—	—	392		225	(3)	5	—		12,000
Veer Towers	—	—	—		669	(4)	—	—		—
Crystals	—	—	—		—		7	329,000	(5)	—
Total	2,005	132	5,735		1,050		40	362,900		326,000

(1)         All square footage figures shown are approximate.

(2)         Vdara includes 1,495 condo-hotel units. As of December 31, 2011, 156 units have been sold and closed, of which 91 units were contracted to participate in a hotel rental program managed by the Company. The remaining 1,339 unsold units are currently being utilized as company-owned hotel rooms.

(3)         As of December 31, 2011, 63 units have been sold and closed.

(4)         As of December 31, 2011, 227 units have been sold and closed.

(5)         Total current leasable square footage at Crystals is approximately 329,000 square feet. Approximately 275,000 square feet is occupied and open for business. The leasable square footage does not include approximately 82,000 square feet of storage area and approximately 33,000 square feet of additional retail space being held for future development.

Aria

Aria, located in the heart of CityCenter, is one of the largest buildings in the United States to earn the LEED Gold certification from the US Green Building Council.

Casino

Aria offers a 150,000-square-foot casino containing slot machines, table games, live poker tables and a simulcast race book facility. Aria offers 14 types of table games, including blackjack, craps, roulette, baccarat, pai gow, and a variety of novelty and other games. Aria’s casino operates 24 hours a day, every day of the year.

Aria seeks to attract the higher-end gaming customer through a variety of offerings. Carta Privada, the high limit gaming area, is one of Aria’s most distinct features. Baccarat, along with the Salon Privé’s six custom semi-private gaming salons, offer our highest-end gamblers an intimate gaming experience. The Salon Privé provides private dining, a lounge and butler service. The Deuce gaming lounge offers gaming in an ultra-lounge setting.

Aria is the first property on the Las Vegas Strip to use server-based gaming to manage its slot machines. This allows us to customize our slot offering on the casino floor based on game type and denomination. This also enables QuickPay technology, which allows automatic jackpot processing and improves the slot customer experience by eliminating paperwork and gaming downtime.

Hotel

Aria’s hotel consists of 3,436 standard guest rooms that average 520 square feet and 568 additional suites that feature separate living areas and bedrooms offering additional space for guests to relax or entertain.

Dining

Aria is home to 15 restaurants, including eight fine dining restaurants offering an array of culinary experiences, as well as a variety of more casual dining options including a buffet, an outdoor café and a sports bar and grill. Aria owns each of the restaurants located within the resort. Aria has entered into restaurant management agreements with the operators of six of our fine dining restaurants, consisting of BARMASA/Shaboo, Sage, Julian Serrano, Jean Georges Steakhouse, Sirio Ristorante and AMERICAN FISH. Aria also has a management agreement for Jean Philippe Patisserie. Under the terms of these agreements, each restaurant operator is generally responsible for the day-to-day management and oversight of such restaurant’s operations. As the owner, Aria is responsible for all expenses of constructing, opening, operating, furnishing, supplying, marketing, and maintaining each restaurant. In exchange for services rendered under the restaurant management agreements, each restaurant operator is entitled to a management fee, consisting of a base fee equal to a percentage of gross restaurant revenue plus an incentive fee equal to a percentage of net restaurant profits.

Nightlife, Bars & Lounges

Aria offers a variety of bars and lounges targeted at various customers. Aria owns each of the bars and lounges located within the resort, and has entered into management agreements with The Light Group to operate four of them.

Entertainment

Aria’s theatre is currently home to Viva ELVISTM, a Cirque du Soleil production celebrating the life of Elvis Presley. Aria announced in late 2011 that the show would cease in 2012. In March 2012, Aria announced that they were replacing Viva ELVISTM with Zarkana, a Cirque du Soleil modern rock opera scheduled to begin in November 2012.

Spa & Salon

Aria’s 80,000-square-foot spa features 62 treatment rooms, which include three spa suites, and offers a full complement of treatments, massage therapies, couples massages, skin care, hydrotherapy, and tanning treatments. The spa includes a full service exercise facility featuring a complete line of Cybex weight machines and free weights, cardiovascular equipment and exercise movement studios.

Convention and Meeting Space

The ballrooms, meeting rooms, and pre-function space within Aria can accommodate gatherings of all sizes, ranging from 10 to 5,000 attendees. There are four ballrooms; three of which feature fully functioning theatrical stages. All four ballrooms can be configured into smaller separate meeting rooms.

In addition to the four ballrooms, there are 38 meeting rooms, including two boardrooms, ranging from 800 to 2,000 square feet. Level one features 11 meeting rooms, level two has 12 meeting rooms, and level three offers 13 meeting rooms and two separate boardrooms. All meeting rooms feature built-in audio visual systems with high-definition video projectors and each level has two registration desks with attached office space.

Retail

Aria offers a collection of specialty boutiques that offer fashions, jewelry and accessories from a variety of name brand designers.

Vdara

Vdara is an all-suite condo-hotel and spa. The 1,495 suites within Vdara include open floor plans in one-, two- and corner-bedroom suites, and two-story penthouse suites. Vdara features a 18,000-square-foot, two-level spa, salon, champagne bar, and fitness center, and also contains over 14,000 square feet of ground-level conference space.

As of December 31, 2011, 156 of Vdara’s 1,495 total units have been sold as condo-hotel units. Because a significant percentage of Vdara’s units remain unsold, Vdara is primarily being operated as a traditional hotel. Owners are able to contribute their units to a rental program managed by CityCenter, under which lease revenue is split between the unit owners and CityCenter. As of December 31, 2011, 91 units were contracted to participate in this rental program. The remaining 1,339 unsold units are currently being utilized as company-owned hotel rooms.

Mandarin Oriental

Mandarin Oriental is a luxury hotel with 392 hotel rooms as well as 225 residential condominium units located at the forefront of CityCenter. The hotel has a 27,000-square-foot, two-level spa and a 7,650-square-foot ballroom that can host up to 600 guests. The residential condominium units located at the Residences at Mandarin Oriental range in size from approximately 1,100 square feet to 4,000 square feet. As of December 31, 2011, 63 units have been sold and closed.

Veer

Veer Towers has a combined 669 residences in its two 37-story glass towers. Veer features modern, loft-like residences available in studios, deluxe studios, one, two and three bedroom flats and penthouses ranging from 500 to nearly 3,400 square feet. As of December 31, 2011, 227 units have been sold and closed.

Crystals

Crystals is a retail, dining and entertainment district located within CityCenter. Crystals offers a number of luxury brands and high-end couture, and its retail tenants include Dolce & Gabbana, Louis Vuitton, Prada, Gucci, and Tiffany & Co.

As of December 31, 2011, there are a total of 50 leased spaces at Crystals, with an additional three spaces that we are currently using for our own retail offerings. Crystals consists of approximately 329,000 square feet of current leasable area, of which approximately 275,000 square feet is occupied and open for business.

Casino Resort Competition

CityCenter is located between Bellagio and Monte Carlo and competes with other luxury properties. We compete with existing resorts operating on the Las Vegas Strip, including Caesars Palace, Wynn Resorts’ Wynn Las Vegas and Encore, Las Vegas Sands’ Venetian and Palazzo and Cosmopolitan.

CityCenter also competes, to some extent, with other hotel casino facilities in Las Vegas and elsewhere in the United States, riverboat casinos, racetrack casinos, Native American gaming facilities in California and several other states, as well as casinos in Macau and elsewhere in the world. In 2006, the Macau market surpassed Las Vegas in gaming revenues and may increasingly compete with resorts in Las Vegas for Asian gaming customers, including high-rollers, as the Cotai Strip and the surrounding areas continue to be developed. New or renovated casinos in Macau, Singapore and other destinations in Asia could draw Asian gaming customers, including high-rollers, away from Las Vegas. In addition, casino-style gaming in states with recently approved legislation and on tribal lands continues to expand and is a significant competitive force. The current global trend toward liberalization of gaming restrictions and resulting proliferation of gaming venues could result in a decrease in the number of visitors to CityCenter by attracting customers close to home and away from Las Vegas, which could adversely affect our financial condition, results of operations and cash flows.

CityCenter also competes to some extent with other forms of gaming on both a local and national level, including state-sponsored lotteries, on- and off-track wagering and internet gaming. The expansion of legalized gaming to new jurisdictions throughout the United States will also increase competition. If gaming is legalized in jurisdictions near our property or our target markets where it currently is not permitted, we will face additional competition.

Seasonality

Our results of operations do not tend to be seasonal in nature, though a variety of factors can affect the results of any interim period, including the timing of major Las Vegas conventions, the amount and timing of marketing and special events for our high-end customers, and the level of play during major holidays. Our significant convention and meeting facilities typically allow us to maximize hotel occupancy and customer volumes during off-peak times, such as mid-week or during traditionally slower leisure travel periods, which also leads to better labor utilization.

Intellectual Property

Our principal intellectual property consists of, among others, the CityCenter, Aria, Vdara, Veer, and Crystals trademarks, all of which have been registered in the United States. We have also registered or applied to register numerous other trademarks in connection with our operations. These trademarks are brand names under which we market our properties and services. We consider these brand names to be important to our business since they have the effect of developing brand identification. We believe that the name recognition, reputation and image that we have developed attract customers to our facilities. Once granted, our trademark registrations are of perpetual duration so long as they are used and periodically renewed. It is our intent to pursue and maintain our trademark registrations consistent with our goals for brand development and identification.

Employees

We do not have employees. Instead, we have entered into several agreements with MGM Resorts pursuant to which MGM Resorts assigns certain of its employees to CityCenter to provide for its day-to-day operation and management. Pursuant to these management agreements, as of December 31, 2011, there were approximately 8,400 MGM Resorts employees at CityCenter, all of which are employees of MGM Resorts, and approximately 4,700 of these employees are covered by collective bargaining agreements. For a further discussion of the management agreements entered into with MGM Resorts, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Regulation and Licensing

The gaming industry is highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. By virtue of Aria’s operations, we and Aria are subject to extensive regulation under the laws, rules and regulations of Nevada. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interest in the gaming operations.

In addition to gaming regulations, our businesses are subject to various federal, state and local laws and regulations of the United States and Nevada. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employment and immigration, currency transactions, taxation, zoning and building codes, marketing and advertising, timeshare, lending, privacy, telemarketing, regulations issued by the Office of Foreign Assets Control of the Department of Treasury and anti-bribery laws such as the Foreign Corrupt Practices Act. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted.  From time to time, we may be subject to regulatory actions, fines, penalties and potential criminal prosecution.  Any material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities or material regulatory actions, fines, penalties or criminal prosecution could adversely affect our business and operating results.

Nevada Gaming Regulations

The ownership and operation of Aria is subject to the Nevada Gaming Control Act and the regulations of the Nevada Gaming Commission (collectively, the ‘‘Nevada Act’’) and various local regulations. Our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”), the Nevada Gaming Control Board (the “Nevada Board”), and the Clark County Liquor and Gaming Licensing Board (the “local authority”).  The Nevada Commission, the Nevada Board, and the local authority are collectively referred to as the “Nevada gaming authorities.”

The laws, regulations and supervisory procedures of the Nevada gaming authorities are based upon declarations of public policy that are concerned with, among other things:

•                  the prevention of unsavory or unsuitable persons from having direct or indirect involvement with gaming at any time or in any capacity;

•                  the establishment and maintenance of responsible accounting practices;

•                  the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues;

•                  providing reliable record keeping and requiring the filing of periodic reports with the Nevada gaming authorities;

•                  the prevention of cheating and fraudulent practices; and

•                  providing a source of state and local revenues through taxation and licensing fees.

Any change in the laws, regulations and supervisory procedures of the Nevada gaming authorities could have an adverse effect on our gaming operations, our business, and our results of operations.

Aria Resort & Casino Holdings, LLC (“Aria Resort”) is required to be licensed by the Nevada gaming authorities to conduct gaming within Aria.  The gaming license requires the periodic payment of fees and taxes and is not transferable. Aria Resort is also licensed as a manufacturer and distributor of gaming devices. Aria Resort & Casino, LLC is also required to be licensed by the Nevada gaming authorities as the key employee (manager) of Aria. We are required to be registered by the Nevada Commission as a ‘‘publicly traded company’’ (a ‘‘registered public company’’) and as the sole member of CityCenter Land, LLC (‘‘CityCenter Land’’). CityCenter Land is required to be registered by the Nevada Commission as an intermediary company and sole member of Aria Resort. Project CC, LLC is required to be registered by the Nevada gaming authorities as an intermediary company and as a sole member of Aria Resort & Casino, LLC and as our 50% member. Infinity World is required to be registered by the Nevada gaming authorities as an intermediary company and as our 50% member.  Each of our members’ shareholders, members, or general partners, as relevant, are required to register with the Nevada Commission and to be found suitable to hold interests in the relevant entity. The foregoing entities are referred to as the “Nevada registered entities.” We, Aria Resort and each of the Nevada registered entities have obtained from the Nevada gaming authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities and to hold interests in Aria Resort.

No person may become a member of us or of Aria Resort, or become a member, shareholder or general partner as relevant of a Nevada registered entity without first obtaining required licenses and approvals from the Nevada gaming authorities. No person may receive any percentage of profits from Aria Resort, directly or indirectly, without first obtaining licenses and approvals from the Nevada gaming authorities.

The Nevada gaming authorities may investigate any person that has a material relationship to, or material involvement with, us, the Nevada registered entities or Aria Resort to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of Aria Resort must file applications with the Nevada gaming authorities and may be required to be licensed by the Nevada gaming authorities. Persons serving in officer, director and key employee positions for us or the Nevada registered entities who are actively and directly involved in the gaming activities of Aria Resort may be required to be licensed or found suitable by the Nevada gaming authorities. The Nevada gaming authorities may deny an application for licensing or a finding of suitability for any cause they deem reasonable.

A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability, or the gaming licensee by which the applicant is employed or for whom the applicant serves, must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada gaming authorities, and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada gaming authorities have jurisdiction to disapprove a change in a corporate position.

If the Nevada gaming authorities were to find an officer, director or key employee unsuitable for licensing or to continue having a relationship with us, the Nevada registered entities or Aria Resort, we, the Nevada registered entities or Aria Resort, as applicable, would have to sever all relationships with that person. In addition, the Nevada Commission may require us, the Nevada registered entities or Aria Resort to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

We, the Nevada registered entities and Aria Resort are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all of our and Aria Resort’s material loans, leases, sales of securities and similar financing transactions must be reported to or approved by the Nevada gaming authorities.

If the Nevada Commission determined that we, the Nevada registered entities or Aria Resort violated the Nevada Act, it could limit, condition, suspend or revoke, subject to compliance with certain statutory and regulatory procedures, the relevant registrations or the Nevada gaming licenses of Aria. In addition, we, the Nevada registered entities and Aria Resort and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate Aria Resort and, under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the gaming establishments) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect our gaming operations.

Each proposed beneficial holder of our capital stock or the capital stock of the Nevada registered entities (except MGM and Mirage Resorts, Incorporated) or of Aria Resort, regardless of the amount owned, may be required to file an application, be investigated, and have his, her or its suitability as a beneficial holder of the voting securities determined by the Nevada Commission. A beneficial holder of 5% or less of our capital stock or the capital stock of the Nevada registered entities, or of Aria Resort, may hold such capital stock without being licensed or found suitable if he, she or it files for registration with the Nevada Board within 30 days after acquiring such interest.  The chairman of the Nevada Board may, in his discretion, require the beneficial holder to file an application, be investigated and have his, her or its suitability as a beneficial holder of the capital stock determined. Any proposed transfer, sale or disposition of an interest in us, the Nevada registered entities or Aria Resort greater than 5% is void if not approved by the Nevada Commission.  The applicant must pay all costs of investigation incurred by the Nevada gaming authorities in conducting any such investigation.

If the beneficial holder of the capital stock who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

The Nevada Commission may, in its discretion, require the holder of any of our debt securities to file an application, be investigated and be found suitable to hold the debt security. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, we can be sanctioned, including the loss of our approvals, if without the prior approval of the Nevada Commission, we:

•                  pay to the unsuitable person any dividend, interest, or any distribution whatsoever;

•                  pay the unsuitable person remuneration in any form; or

•                  make any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

If a holder of our outstanding notes fails to apply or become licensed or qualified or is found unsuitable, we shall have the right, at our option:

•                  to require the holder to dispose of its notes or beneficial interest therein within 30 days of receiving notice of our election or such earlier date as may be requested or prescribed by the Nevada or other gaming authorities; or

•                  to redeem the notes at a redemption price equal to (1) the lesser of (a) the holder’s cost, plus accrued and unpaid interest, if any, to the earlier of the redemption date and the date of the finding of unsuitability or failure to comply or (b) 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the earlier of the redemption date and the date of the finding of unsuitability or failure to comply, which may be less than 30 days following the notice of redemption if so requested or prescribed by a Nevada or other gaming authority; or (2) such other amount as may be required by a Nevada or other gaming authority.

We will not be responsible for any costs or expenses incurred by any such holder or beneficial owner in connection with its application for a license, qualification or finding of suitability.

We are required to maintain a current ownership ledger in Nevada that may be examined by the Nevada gaming authorities at any time.  The Nevada registered entities and Aria Resort’s organizational documents must bear a legend indicating that the equity securities of the relevant entity are subject to the Nevada Act and that the sale, assignment or transfer of any equity security is void unless approved in advance by the Nevada Commission. License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the local authorities. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either:

•                  a percentage of the gross revenues received;

•                  the number of gaming devices operated; or

•                  the number of table games operated.

The tax on gross revenues received is generally 6.75%. A live entertainment tax is also paid on charges for admission to any facility where certain forms of live entertainment are provided. Aria also pays certain fees and taxes to the State of Nevada.

The sale of alcoholic beverages by the Nevada licensed subsidiaries is subject to licensing, control and regulation by the applicable local authorities. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect upon our operations.

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-K contains “forward-looking statements.”  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding our ability to generate significant cash flow, amounts we will invest in capital expenditures and amounts we may receive from the sale of our residential units. The foregoing is not a complete list of all forward-looking statements we make.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Therefore, we caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, regional, national or global political, economic, business, competitive, market, and regulatory conditions and the following:

•                  our substantial indebtedness and significant financial commitments and our ability to satisfy our obligations;

•                  our ability to generate sufficient cash to service our indebtedness;

•                  current and future economic and credit market conditions and our ability to service or refinance our indebtedness and to make planned expenditures;

•                  our Members’ financial condition and the effect it has on our financial results and ability to satisfy our obligations;

•                  restrictions and limitations in the agreements governing our senior indebtedness;

•                  the concentration of our operations at CityCenter and on the Las Vegas Strip;

•                  the limited historical financial and operational information available to evaluate our operations and ability to generate sufficient cash flow;

•                  significant competition with respect to destination travel locations generally and with respect to our peers in the industries in which we compete;

•                  economic and market conditions in the markets in which we operate and in the locations in which our customers reside;

•                  leisure and business travel, especially travel by air, are particularly susceptible to global geopolitical events, such as terrorist attacks or acts of war or hostility;

•                  we extend credit to a significant portion of our customers and we may not be able to collect gaming receivables from our credit players;

•                  the availability of mortgage financing for high-end high-rise condominiums and the impact of economic conditions on the market value of our residential real estate and ability to sell our inventory;

•                  our ability to lease retail space and the impact of economic conditions on tenant occupancy;

•                  structural deficiencies at the Harmon Hotel & Spa (the “Harmon”) and the ultimate fate of the structure;

•                  extreme weather conditions or climate change may cause property damage or interrupt business;

•                  our business is particularly sensitive to energy prices and a rise in energy prices;

•                  the interests of the Members as equity holders may conflict with our interests or the interests of our debt holders;

•                  the ability of MGM Resorts to satisfy its obligations under the completion guarantee and our ability to satisfy our obligations thereunder;

•                  our dependence on management agreements to manage our operations and our ability to manage risk under these agreements;

•                  the loss of key management personnel;

•                  the outcome of pending and potential future litigation claims against us;

•                  the fact that we are subject to extensive regulation and the related cost of compliance or failure to comply with such regulations;

•                  the fact that we are subject to extensive environmental regulation related to our real property and the cost of compliance or failure to comply with such regulations; and

•                  the fact that we are subject to regulation imposed by the Foreign Corrupt Practices Act and the cost of compliance or failure to comply with such regulations.

Any forward-looking statement made by us in this Form 10-K speaks only as of the date on which it is made. Other factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict or identify all such factors. Consequently, you should not consider the foregoing to be a complete discussion of all potential risks or uncertainties. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

You should also be aware that while we from time to time communicate with securities analysts, we do not disclose to them any material non-public information, internal forecasts or other confidential business information. Therefore, you should not assume that we agree with any statement or report issued by any analyst, irrespective of the content of the statement or report. To the extent that reports issued by securities analysts contain projections, forecasts or opinions, those reports are not our responsibility and are not endorsed by us.

Item 1A.                Risk Factors

We have substantial indebtedness, which could affect our ability to meet our obligations and may otherwise restrict our activities

Under the terms of the indentures governing our 7.625% senior secured first lien notes due 2016 (the “first lien notes”) and our 10.750%/11.500% senior secured second lien PIK toggle notes due 2017 (the “second lien notes” and, together with the first lien notes, the “notes”) and our other debt instruments, we are limited in our ability to incur additional indebtedness, subject to the restrictions therein. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material effect on our business, financial condition and results of operations. In addition, our substantial indebtedness and significant financial commitments could have significant negative consequences.  For example, it could:

•                  make it more difficult for us to satisfy our obligations under our indebtedness,

•                  limit our ability to borrow money for our working capital, capital expenditures, debt service requirements or other corporate purposes;

•                  require us to dedicate a substantial portion of our cash flow to payments on our indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures and other corporate requirements;

•                  increase our vulnerability to general adverse economic and industry conditions; and

•                  limit our ability to respond to business opportunities.

Further, we are subject to financial and other restrictive covenants, which, if we fail to comply with these covenants and our failure is not waived or cured, could result in an event of default under our debt agreements.

We may not be able to generate sufficient cash to service all of our indebtedness, and we may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

Our ability to pay principal and interest and to satisfy our other debt obligations depends upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control.

Currently, we do not have access to a revolving credit facility.  We expect to amend and restate our senior credit facility, which has a current outstanding balance of $75 million, as a first lien revolving credit facility (the ‘‘restated revolving credit facility’’) with total commitments of $75 million.  While we intend to enter into the restated revolving credit facility, there are no assurances that we will be able to do so.  We will therefore in the near term be entirely reliant on cash flow generation from our operations and additional equity contributions from the Members to fund our liquidity needs.  We cannot assure you that the Members will agree to make any additional equity contributions or that our business will generate cash flow in an amount sufficient to fund our liquidity needs. In addition, a significant portion of the gaming play at Aria is from high-limit players, particularly in respect of baccarat, and such high-end gaming is more volatile than other forms of gaming, and poses additional risks of unanticipated losses and large, unforeseen demands on our cash reserves.

If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Liquidity issues could also affect our ability to settle pending litigation. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of our existing or future debt agreements, may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due.

Current and future economic and credit market conditions or an inability to successfully implement our business plan could adversely affect our ability to service or refinance our indebtedness and to make planned expenditures.

Operating a casino resort facility requires access to a significant amount of capital for both routine daily operations and capital improvements.  We will need to increase our revenues and improve our operating efficiencies to generate sufficient operating cash flows to cover both our daily operational needs as well to make payments on, and to refinance, our indebtedness and to fund operations and capital expenditures. If adverse national and global economic conditions persist, worsen, or fail to improve significantly, or if we are unable to successfully implement our business plan, attract more customers, increase market share, or improve our customer mix, we could experience decreased revenues from our operations attributable to decreases in consumer spending levels and could fail to generate sufficient cash to fund our liquidity needs or fail to satisfy the financial and other restrictive covenants which we are subject to under our indebtedness. We can provide no assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us on terms satisfactory to us or in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

The financial health and stability of our Members could adversely affect our operations and financial results and impact our ability to satisfy our obligations.

As discussed above, we currently do not have access to a revolving credit facility.  While we intend to enter into the restated revolving credit facility, we can provide no assurances that we will be able to do so, and we have no additional sources of borrowings available. We are therefore reliant on the future cash flows we generate from operations and, if necessary, additional capital contributions from our Members to make payments on our indebtedness and to fund operations and capital expenditures. Other than amounts required to be funded under and pursuant to the terms of the completion guarantee that has been provided to us by MGM Resorts, the Members are not required to make any further contributions to us. We can provide no assurance that the Members would have the ability or would choose to make additional capital contributions if necessary or, if made, in what form such contributions may take. If our Members are unable to or do not provide further funding to satisfy our obligations if necessary, our business could be significantly impaired.

Covenant restrictions under our senior credit facility and the indentures governing the notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

Our senior credit facility (the “senior credit facility”) and the indentures governing the notes contain, and any agreements or instruments governing future indebtedness of ours would likely contain, a number of restrictive covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•                  incur or guarantee additional debt;

•                  issue preferred stock;

•                  pay dividends on, redeem or repurchase our capital stock, and make other restricted payments;

•                  create or incur liens;

•                  make certain investments;

•                  engage in sales of assets and subsidiary stock;

•                  enter into transactions with affiliates;

•                  transfer all or substantially all of our assets or enter into merger or consolidation transactions; and

•                  make capital expenditures.

In addition, our senior credit facility requires us to maintain a minimum interest coverage ratio. Although these covenants are subject to various exceptions that are intended to allow us to operate without undue restraint in certain anticipated circumstances, we cannot assure you that these covenants will not adversely affect our ability to engage in favorable business activities or to finance future operations or capital needs. Our ability to meet the interest coverage ratio can be affected by events beyond our control, and there can be no assurance that we will meet the ratio. An adverse development affecting our business could require us to seek waivers or amendments of covenants, alternative or additional sources of financing or reductions in expenditures. We cannot assure you that such waivers, amendments or alternative or additional financings could be obtained or, if obtained, would be on terms acceptable to us. A failure to comply with the covenants contained in our senior credit facility or the indentures governing our senior secured notes could result in an event of default under our senior credit facility or the indentures governing our senior secured notes which, if not cured or waived, could have a material effect on our business, financial condition and results of operations. In the event of any default under our senior credit facility or the indentures governing the notes, the lenders thereunder:

•                  could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;

•                  may have the ability to require us to apply all of our available cash to repay these borrowings; or

•                  may prevent us from making debt service payments under our other agreements.

Such actions by lenders under our senior credit facility or the indentures governing the notes could cause cross defaults under our other indebtedness.

We are entirely dependent on the properties located at CityCenter for all of our cash flow, which subjects us to greater risks than a gaming company with more diverse operating properties.

We are entirely dependent on the properties located at CityCenter for all our cash flow. As a result, we are subject to a greater degree of risk than a gaming company that is more geographically diverse. The risks to which we have a greater degree of exposure include the following:

•                  changes in consumer spending on gaming, entertainment and luxury goods;

•                  economic and competitive conditions in Las Vegas;

•                  a decline in the number of visitors to Las Vegas;

•                  changes in local and state governmental laws and regulations, including gaming laws and regulations;

•                  terrorist attacks or acts of war or hostility;

•                  availability and price of air travel to and from Las Vegas;

•                  an increase in energy prices;

•                  the outbreak of public health threats at our property or in Las Vegas, or the perception that such threats exist, including pandemic health threats such as the avian influenza, SARS or the H1N1 flu, among others; and

•                  the competitive position of CityCenter.

For example, the cost and availability of air services and the impact of any events that disrupt air travel to and from Las Vegas can adversely affect our business. We cannot control the number or frequency of flights into or out of Las Vegas, but we rely on air traffic for a significant portion of our visitors. Reductions in flights by major airlines, such as those implemented in 2008 and 2009 as a result of higher fuel prices and lower demand, can impact the number of visitors to our facilities. Additionally, there is one principal interstate highway between Las Vegas and Southern California, where a large number of our customers reside. Capacity constraints of that highway or any other traffic disruptions may also affect the number of customers who visit our facilities. Some of the casino play at Aria is from patrons staying at casino-hotels on the Las Vegas Strip other than CityCenter. Construction at an adjacent, unaffiliated casino has previously resulted in sections of the sidewalk in front of CityCenter being blocked off, requiring pedestrians to cross Las Vegas Boulevard away from CityCenter.  This construction is now completed, and our competitor is open, but we can make no assurances that other construction or renovation projects will not be undertaken causing further or protracted interruptions in pedestrian traffic by CityCenter. To the extent that the number of visitors to CityCenter is negatively impacted as a result of future construction projects, our operating results and cash flows will be adversely affected.

Any of the factors outlined above could negatively affect our ability to generate sufficient cash flow to remain in compliance with covenants governing our senior credit facility and make payments with respect to our debt.

We have a limited operating history and limited brand awareness.

We were formed on November 2, 2007, and during the period from November 2007 through December 2009, our operations consisted solely of the development and construction of CityCenter. We commenced casino and resort and leisure operations in December 2009 and, therefore, we have a limited history in operating a casino, although our Members are experienced in resort and casino operations. In order to affect our business plan, we must grow our market share by, in part, developing a strong customer following through comprehensive branding and marketing programs. Our limited operating history makes us particularly vulnerable to any setback in our branding and marketing programs since we do not have the market penetration and brand awareness that more established casinos have, and consequently, it will be more difficult for us to overcome any such setback in our branding and marketing efforts. Moreover, our limited operating history may present us with additional challenges in addressing risks encountered by new businesses in competitive environments such as significant economic, regulatory and competitive uncertainties and contingencies, many of which are beyond our control, compared to businesses with an established operating history. If we are not able to manage these risks successfully, it could negatively impact our operations. In addition, given our limited operating history, we can provide little historical information, including limited historical financial information, upon which to evaluate our prospects, including our ability to ramp up operations and fully implement our business strategy.

We face significant competition with respect to destination travel locations generally and with respect to our peers in the industries in which we compete, and failure to effectively compete could materially affect our business, financial condition, results of operations and cash flow.

The hotel, resort and casino industries are highly competitive and our competitors vary considerably in size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. Because a significant portion of our customers are high-end international customers, who have the resources and willingness to travel globally, we do not believe that our competition is limited to a particular geographic area, and hotel, resort and gaming operations in other states or countries, including Macau in particular, could attract our customers. A number of our competitors have substantial financial, marketing and other resources, and there can be no assurance that they will not in the future engage in aggressive pricing action in the Las Vegas market to compete with us. We cannot assure you that we will be able to compete effectively in the future or that we will be capable of maintaining or increasing our current market share. Our failure to compete successfully in Las Vegas could adversely affect our business, financial condition, results of operations and cash flow.

In recent years, with fewer new markets opening for development, many casino operators have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed new expansion projects, supply has grown at a faster pace than demand in the Las Vegas market, and competition has increased significantly. There is also an overhang of unsold condominiums in the Las Vegas market that could be converted to hotel rooms. These units are not included in industry occupancy rate measures. There have been and could in the future be large additions to the hotel room supply in Las Vegas. Even after the global economy begins to recover, there may be excess supply, particularly in the luxury market. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in Las Vegas, and this intense competition is expected to continue. These competitive pressures have and are expected to continue to adversely affect our performance.

Our business is affected by economic and market conditions in the market in which we operate and in the locations in which our customers reside.

Our business is particularly sensitive to the current state of the economy and any related reductions in discretionary consumer spending and corporate spending on conventions and business development events. Economic contraction, economic uncertainty or the perception by our customers of weak or weakening economic conditions may cause a decline in demand for hotel and casino resorts, trade shows and conventions, and for the type of luxury amenities we offer. Changes in discretionary consumer spending or consumer preferences could be driven by factors such as the increased cost of travel, an unstable job market, perceived or actual loss in disposable consumer income and wealth, or fears of war and future acts of terrorism. Our business may be affected by economic conditions in the Far East, and by economic conditions in the U.S., and California in particular. The recent financial crisis and current economic downturn have resulted in a significant decline in the amount of tourism and spending in Las Vegas and have negatively impacted our results of operations. A continuation of the current economic downturn or any other significant economic condition affecting consumers or corporations generally is likely to prolong this trend and cause a reduction in visitation to our resorts and consumer spending, which would adversely affect our operating results.

Leisure and business travel, especially travel by air, are particularly susceptible to global geopolitical events, such as terrorist attacks or acts of war or hostility.

We are dependent on the willingness of our customers to travel by air. Events such as those on September 11, 2001, can create economic and political uncertainties that could adversely impact our business levels. Since most of our customers travel by air to our facilities, any further terrorist act, outbreak of hostilities, escalation of war, or any actual or perceived threat to the security of travel by air, could adversely affect our financial condition, results of operations and cash flows. Furthermore, although we have been able to purchase some insurance coverage for certain types of terrorist acts, insurance coverage against loss or business interruption resulting from war and some forms of terrorism continues to be unavailable. As a consequence of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for a variety of insurance products have increased, and some types of insurance are no longer available. If any such event were to affect our properties, we would likely be adversely impacted.

Certain aspects of our business rely on a limited number of high-end international customers to whom we often extend credit.

A significant portion of our table games revenue at Aria is attributable to high-end international customers. High-end gaming is more volatile than other forms of gaming, and fluctuations in hold percentage and win results attributable to high-end gaming may have a positive or negative impact on cash flow and earnings in a particular quarter. The loss or a reduction in the play of the most significant of these customers could have a substantial negative effect on our future operating results. A downturn in economic conditions in the countries in which these customers reside could cause a reduction in the frequency of visits by, and revenue generated from, these customers.

We conduct our gaming activities on a credit as well as a cash basis, and we typically extend more markers to high-end table games players compared to slot players and customers that wager smaller amounts. As of December 31, 2011, we had $85 million in accounts receivable from our gaming customers net of anticipated discounts. Markers issued to gaming customers are unsecured. In addition, the collectability of receivables for markers issued to international customers could be negatively affected by future business or economic trends or by significant events in the countries in which these customers reside. We issue markers only to customers whom we deem to be credit-worthy. In Nevada amounts owed for markers that are not timely paid are enforceable under state laws. All other states are required to enforce a judgment for amounts owed for markers entered into in Nevada that are not timely paid pursuant to the Full Faith and Credit Clause of the U.S. Constitution. Amounts owed for markers that are not timely paid are not legally enforceable in some foreign countries, but the U.S. assets of foreign customers may be reached to satisfy judgments entered in the United States. At December 31, 2011, approximately 75% of our casino accounts receivable was owed by customers outside the United States. We can provide no assurance that we will be able to collect the full amount of gaming debts owed to us, even in jurisdictions that enforce gaming debts. Our inability to collect gaming debts could have a significant negative impact on our operating results.

We have a significant inventory of unsold, high-end high-rise condominium units, the demand for which is sensitive to economic conditions over which we have no control, such as the availability of mortgage financing and changes in housing prices.

We have a significant inventory of unsold, high-end high rise condominium units. Sales of such units depend in part on the ability of buyers to obtain financing for the purchase of our condominium products. Over the past several years, the mortgage lending industry as a whole has experienced significant instability due to, among other things, defaults on subprime and other loans and a resulting decline in the market value of such loans. In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led to tightened credit requirements and the limited availability of financing for high-rise condominium products. In general, these developments, along with persistent high unemployment and the general decline of real estate values, have resulted in a reduction in demand for our high-rise condominium products. The inability of potential buyers to obtain suitable financing to purchase our high-rise condominium products will have an adverse effect on our operating and financial results and performance. In addition, we have in the past and will likely continue to offer financing to purchasers of some of our high-rise condominium products, and accordingly, we are subject to the risk of default by such purchasers and the potential inability to recover the full principal and interest due under such financing arrangements. To the extent we finance the sale of our high-rise condominium products, we will receive no cash proceeds at the time of sale of such condominiums, and therefore such sales will not increase operating cash flow in the short term. In an effort to prevent purchasers of condominium units from competing with us in the sales of our condominium units, we required each purchaser to sign an eighteen-month lock up agreement, whereby such purchasers agreed not to sell their condominium units for eighteen months following the closing of the sale of the units to such purchasers. This lock up period expired on July 15, 2011 (subject to certain hardship exemptions allowing for earlier termination) for those purchasers, and accordingly, those persons were free to sell their condominium units, which could create additional competition in the sale of our condominium units and exert downward pressure on the sale prices for such units.

We may be required to record additional impairments with respect to our residential real estate if the market value of our condominium units decreases.

The market value of our condominium products depends on market conditions. The downturn in the U.S. housing market is in its fifth year, and has become one of the most severe housing downturns in U.S. history. The significant declines in the demand for new residential housing units, the significant oversupply of new residential housing units, and the significant reductions in the availability of financing for homebuyers that have marked the downturn are continuing. The housing downturn has been particularly severe in Nevada, and has negatively impacted our ability to sell our residential units. Due in part to weaker than anticipated demand for our condominium products, we have recognized significant impairments of our inventory. If these adverse market conditions continue or worsen, we may be unable to sell all of our current residential condominium inventory, and any sales might be at lower prices and on less favorable terms than we currently anticipate.

Our retail operations depend on our ability to continue to lease space on economically favorable terms.

Crystals is an approximately 329,000 leasable-square-foot retail and entertainment center that is primarily occupied by luxury retail stores and fine dining restaurants. As of December 31, 2011, approximately 275,000 square feet was occupied and open for business. The success of our tenants at Crystals is dependent on the luxury retail and dining market segments, and the products and dining options they offer are discretionary items. Reduced consumer confidence and spending resulting from the recent economic downturn have resulted in decreased demand for many of the items these tenants offer, and a continuation of the current economic downturn could negatively affect the results of their operations. If our current tenants’ sales do not improve, they may be unable to meet their obligations under the current lease arrangements. Under such circumstances, we would need to either renegotiate the lease terms with the tenant, which some of our tenants have been able to do, or sever the tenancy. If this were to occur during the protracted economic downturn, new tenants would be less likely to pay minimum rents as high as our current tenants pay, and our ability to attract new tenants could be negatively impacted. The continuation of the recent economic downturn also has made it, and we expect it to continue to make it, difficult for us to lease out the rest of the retail center and to fill vacancies as they occur. In addition to minimum rents, we derive revenues from rents contingent on tenant sales, which could be negatively impacted to the extent that our tenants’ sales do not improve. Given that the rent paid by each of our tenants is generally based on a percent of such tenant’s sales, the lower amount in sales depresses the amount of rent owed to us. In addition, our leases with some of the Crystals tenants contain provisions that, under certain circumstances, may require us to provide concessions in rent or allow for early termination of the lease. For example, certain leases contain (i) minimum sales provisions, which provide that if a tenant’s sales fall below an agreed upon threshold, such tenant may pay a reduced percentage of its sales as rent and/or terminate its lease, or (ii) co-tenancy provisions, which provide that if certain key retailers close their stores and/or a certain amount of retail space at Crystals is no longer occupied, such tenant may pay a reduced percentage of its sales as rent and/or terminate its lease. Thus, the adverse financial effects that could result from our loss of certain key tenants could be magnified as the result of additional concessions we may be required to offer to other tenants.

We have decided to abate the potential for structural collapse of the Harmon in the event of a code-level earthquake by demolishing the building, and we are exposed to risks prior to or in connection with the demolition process.

After partial construction of the Harmon, we discovered that in certain elements of the building (known as link beams) the reinforcing steel had been installed incorrectly by CityCenter’s general contractor Perini Building Company (‘‘Perini’’) and its subcontractors. After additional structural defects in other areas of the Harmon were discovered, further construction at the Harmon was indefinitely stopped. During the third quarter of 2010, we determined that the Harmon was unlikely to be completed using the existing partially completed structure as it now stands. A consulting engineer engaged by us in 2011 to conduct a review requested by the Clark County Building Division (the ‘‘Building Division’’) opined, among other things, that ‘‘[i]n a code-level earthquake, using either the permitted or current code specified loads, it is likely that critical structural members in the tower will fail and become incapable of supporting gravity loads, leading to a partial or complete collapse of the tower. There is missing or misplaced reinforcing steel in columns, beams, shear walls, and transfer walls throughout the structure of the tower below the twenty-first floor.’’ In response to this opinion, the Building Division required us to provide a plan of action to abate the potential for structural collapse of the Harmon. After expert consultation, we informed the Building Division that we have decided to abate the potential for structural collapse of the Harmon by demolishing the building, subject to the receipt of court approval. A partial or complete collapse of the Harmon prior to demolition, or the demolition process itself, could result in property damage and/or injury, which could have a material effect on our business or cause reputational harm.

Our senior credit facility provides that certain demolition expenses may be funded only by equity contributions from our members or certain specified extraordinary receipts (which include any proceeds from the Perini litigation).  However, under the restated revolving credit facility, we expect that we would be entitled to demolish the Harmon or make repairs to it as required by law so long as such demolition or repairs are funded from (i) Member contributions designated for demolition of the Harmon, (ii) the proceeds of certain specified extraordinary receipts (which include any proceeds from the Perini litigation) or (iii) cash or cash equivalents in an amount not to exceed $30.0 million in the aggregate.

Extreme weather conditions or natural disasters may cause property damage or interrupt business, which could harm our business and results of operations.

We are located in an area that may be subject to extreme weather conditions and natural disasters, including, but not limited to, extreme winds and earthquakes. Such extreme conditions may interrupt our operations, damage our properties, and reduce the number of customers who visit our facilities. Although we maintain both property and business interruption insurance coverage for certain extreme weather conditions, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption, and we cannot assure you that we will be able to fully insure such losses or fully collect, if at all, on claims resulting from such extreme weather conditions. Furthermore, such extreme weather conditions may interrupt or impede access to our affected properties and may cause visits to our affected properties to decrease for an indefinite period.

Our business is particularly sensitive to energy prices and a rise in energy prices could harm our operating results and cash flow.

We are a large consumer of electricity and other energy and, therefore, higher energy prices may have an adverse effect on our results of operations and cash flow. Additionally, higher electricity and gasoline prices, which affect our customers, may result in reduced visitation to our resort and a reduction in our revenues.

We are owned by the Members and their interest as equity holders may conflict with our interests or the interests of our debt holders.

The Members own 100% of our outstanding membership interests and will control all matters submitted for approval by our members. These matters include the election of the members of our Board of Directors, amendments to our organizational documents, or the approval of any mergers, sales of assets or other major corporate transactions. Furthermore, MGM Resorts, through its operational control, has the ability to significantly influence our affairs and policies. The interests of the Members may compete or otherwise conflict with our interests. For example, MGM Resorts, as a diversified operator of 15 wholly owned gaming entertainment properties, owns additional gaming businesses that compete directly or indirectly with us. MGM Resorts may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Moreover, the interests of the Members may not in all cases be aligned with the interests of a holder of the notes. For example, the Members could cause us to make acquisitions that increase the amount of the indebtedness that is secured or senior to the notes or sell revenue-generating assets, impairing our ability to make payments under the notes. In addition, the Members may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to holders of the notes. Additionally, the Members have in the past had disputes among themselves in respect of the development of CityCenter, which included the filing of a lawsuit on March 22, 2009 by Dubai World against MGM Resorts alleging that MGM Resorts was in default under the terms of the limited liability company agreement in place at that time. This lawsuit was settled on April 29, 2009, and in connection therewith, the parties entered into an amended and restated limited liability company agreement. Any future dispute arising between the Members could significantly distract our senior management team, diverting their attention away from CityCenter operations and thereby adversely affecting our results of operations, as well as potentially making it more difficult for the Members to reach agreement on other issues. Moreover, if the Members were to have further disagreements, we cannot assure you that the outcome of such disagreements will not require the amendment of our limited liability company agreement or the alteration of other aspects of the relationship among the Members and CityCenter in a manner that would be contrary to the best interests of CityCenter and its operations.

The inability of MGM Resorts to honor its completion guarantee could adversely affect our ability to satisfy our obligations.

In connection with the entry into the senior credit facility and our 2011 issuance of notes, MGM Resorts entered into the restated completion guarantee that will support remaining construction payables from the construction of CityCenter (as restated, the “completion guarantee”).  MGM Resorts’ obligations under the completion guarantee are secured by MGM Resorts’ interests in the Circus Circus Collateral. The terms of the completion guarantee require us to utilize the first approximately $124 million of future net residential sale proceeds to fund construction costs, or to reimburse MGM Resorts from such net residential sale proceeds for construction costs previously expended. As of December 31, 2011, we have received $645 million under the completion guarantee. If we are unsuccessful in our defense in the legal proceedings with Perini, MGM Resorts’ obligations under the completion guarantee could increase substantially. MGM Resorts has substantial indebtedness and capital commitments that could negatively impact its ability to meet its obligations under the completion guarantee. If MGM Resorts is unable to honor its obligations under the completion guarantee, our business, financial condition and results of operations would be materially adversely affected.

We rely particularly on management agreements with MGM Resorts and the Mandarin Oriental Hotel Group for the management of our operations, which decreases our ability to manage risk.

At December 31, 2011, there were approximately 8,400 MGM Resorts employees at CityCenter dedicated to the management and operation of CityCenter. Our ability to maintain a competitive position depends on the expertise and experience of MGM Resorts employees. Certain of these employees have developed key relationships with CityCenter’s high-end customers, and we rely on these employees to continue attracting these customers to CityCenter. If we lose the services of MGM Resorts employees for any reason, our business could be significantly impaired. Moreover, if key MGM Resorts employees were redeployed by MGM Resorts to operate and manage competing properties owned by MGM Resorts, such employees could exploit, to CityCenter’s detriment, the key relationships they have developed with CityCenter’s high-end customers. Accordingly, we are susceptible to the risk that MGM Resorts, which controls our managing member, may divert high-end customers from CityCenter (in which MGM Resorts has a 50% interest) to other properties, such as the adjacent Bellagio (which it wholly owns). Approximately 4,700 of the employees working at CityCenter are covered by collective bargaining agreements. A prolonged dispute with the covered employees could have an adverse impact on our operations. In addition, wage and/or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations. To the extent that non-union employees join unions, we would have greater exposure to risks associated with labor problems. Separately, we have engaged the Mandarin Oriental Hotel Group to manage and operate the Mandarin Oriental for a management fee. All personnel managing the day-to-day operations of the Mandarin Oriental are staffed by, and employees of, the Mandarin Oriental Hotel Group. Although Mandarin Oriental is an experienced operator of high-end luxury hotels, delegating such operational management to a third-party service provider exposes us to certain types of business risks that would not otherwise be the case had we retained full operational control. In particular, we and Project CC (our managing member) have less control over the routine day-to-day management of the Mandarin Oriental. For example, although we have the right to approve the operating budget for the Mandarin Oriental, our ability to implement new operational strategies may be limited. In addition, the Mandarin Oriental Hotel Group and its employees may have interests that are inconsistent with, or contrary to, our interests.

The success of our business depends on our ability to build and utilize a valuable customer database.

The success of our business depends in part on our ability to direct targeted marketing efforts to important casino and non-gaming customers. Our ability to undertake those marketing efforts depends to a significant extent on our continued participation in the MGM Resorts casino customer loyalty program (“M life”) and our utilization of other non-gaming customer database resources owned and maintained by MGM Resorts. In connection with these programs we develop information which allows us to track casino play and award complimentaries and other promotional opportunities to our customers. Complimentaries and other similar rewards are customarily offered by resort/casino facilities in the Las Vegas market to their customers and are important incentives to those customers.

Pursuant to the various operations management agreements between us and MGM Resorts, we have the contractual right to participate in M life and to utilize other database resources, which requires MGM Resorts to permit us to participate in such programs on the same basis as its other hotel casino properties participate in them (pursuant to rules and policies which may be amended by MGM Resorts from time to time). The agreements provide that data related to customers of CityCenter who are not also customers of other MGM Resorts properties is the exclusive proprietary information of CityCenter and data related to customers of other MGM Resorts properties who are not also customers of CityCenter is the exclusive proprietary information of MGM Resorts. MGM Resorts has rules and policies concerning M life and other non-gaming customer database resources owned and maintained by MGM Resorts, including rules of use for accessing common customers and customers who have been designated as inactive. The rules and policies are designed to ensure that customers receive promotional offers in a methodical manner from properties where they have an existing relationship rather than inundating them with offers from properties that they do not frequent which will cause confusion and decrease the likelihood of successfully engaging the customer. We have no specific contractual right to access the data of exclusive customers of other MGM Resorts properties for marketing purposes. MGM Resorts provided access to this portion of its databases until November 2011 to assist us to develop our customer base, and since such date we have had other limited access. However, we have no contractual right to continue to enjoy access to the data of exclusive customers of other MGM Resorts properties and any changes in permitted access which MGM Resorts may implement could have a material impact on the effectiveness of our marketing efforts.

The loss of the services of key management personnel could have a material effect on our business and financial results.

Pursuant to management agreements with MGM Resorts, certain individuals have been designated as executive officers overseeing our day-to-day operations. We believe our senior management team’s reputation, relationships and knowledge of the casino industry and the Las Vegas market in particular will be a critical element to the long-term success of our business. We depend on the diligence and skill of our management team. Our other executive officers and other members of senior management have substantial experience and expertise in our business and have made significant contributions to our development, growth and success. The unexpected loss of services of one or more of these individuals could also adversely affect us.

We face risks related to pending claims that have been, or future claims that may be, brought against us.

Claims have been brought against us and our subsidiaries in various legal proceedings and additional legal claims arise from time to time. MGM MIRAGE Design Group (now known as MGM Resorts Design Group and a wholly owned subsidiary of MGM Resorts International) and certain of our direct or indirect subsidiaries currently are defending against litigation instituted by Perini, which alleges, among other things, that the defendants have failed to pay approximately $490 million owed under the construction agreement with Perini. In December 2010, Perini recorded an amended notice of lien reducing its recorded lien to approximately $313 million.  Because of settlements with subcontractors, we believe we are entitled to a further lien reduction of approximately $133 million (for a revised lien of approximately $186 million, including certain liens not related to Perini’s lien) once we have provided the court and Perini with the required information.  We, along with certain co-defendants, dispute these allegations, and contend that the defendants are entitled to substantial offsets against subcontractor claims and substantial amounts from Perini as a result of certain contractual rights of offset as well as damages resulting from Perini’s breach of contract. For a summary of the litigation with Perini, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Construction Litigation.” The defendants may not be successful in the defense or prosecution of the claims in the legal proceedings with Perini. We may not be successful in respect to any of our other current or future legal proceedings, and our business insurance may not adequately cover us in respect of any such losses, which in any such case could result in settlements, damages or losses that could significantly impact our business, financial condition and results of operations.

Our business is subject to extensive regulation and the cost of compliance or failure to comply with such regulations may adversely affect our business and results of operations.

Our ownership and operation of gaming facilities is subject to extensive regulation by the United States and the State of Nevada. These laws, regulations and ordinances generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. As such, our gaming regulators can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators. For a summary of gaming and other regulations that affect our business, see “Item 1. Business — Regulation and Licensing.” The regulatory environment in the State of Nevada may change in the future and any such change could have a material effect on our results of operations. In addition, we are subject to various gaming taxes, which are subject to possible increase at any time. Increases in gaming taxation could also adversely affect our results.

Because we own real property, we are subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.

Our operations and facilities are subject to a broad range of federal, state and local laws and regulations relating to pollution and the protection of the environment. These laws regulate, among other things, the discharge of materials into the environment, the handling and disposal of waste, remediation of contaminated sites and other matters relating to the protection of the environment and to worker health and safety.  We have and continue to incur costs to comply with environmental requirements, such as those relating to inspection, permitting, discharges into the air, water and land and the handling and disposal of solid and hazardous waste. Under these and other environmental requirements we may be required to investigate and clean up regulated substances or chemical releases at our currently or formerly owned or operated property, even if such contamination was caused by a prior owner of the property. As an owner or operator, we could also be held responsible to a governmental entity or third parties for any fines or penalties, property damage, natural resource damage, personal injury and investigation and cleanup costs incurred by them in connection with any contamination. In addition, we may be responsible for investigation or remediation costs relating to contamination at third-party sites where we have sent waste for disposal.

These laws typically impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. The liability under those laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of the responsibility. The costs of investigation, remediation or removal of those substances and any related fines or penalties, property damage, personal injury or natural resource damages may be substantial, and the presence of those substances, the failure to remediate a property properly, or any significant permitting issues may impair our ability to use our property.

Any violation of the Foreign Corrupt Practices Act or applicable anti-money laundering regulation could have a negative impact on us.

We are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Any determination that we have violated the FCPA could have a material effect on our financial condition. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations by any of our properties could have an adverse effect on our financial condition, results of operations or cash flows.

Item 1b.                 Unresolved Staff Comments

None.

Item 2.                   Properties

CityCenter is located on approximately 67 acres on the Las Vegas Strip between Bellagio and Monte Carlo, both of which are wholly-owned by MGM Resorts. Substantially all of the land and other assets are encumbered by liens securing the first lien notes and the senior credit facility on a pari passu basis. The same land and assets are encumbered by a second priority lien securing the second lien notes. At December 31, 2011, the aggregate principal amount of the indebtedness secured by these liens totaled $1.9 billion. Additionally, in February 2012, the Company issued an additional $240 million in aggregate principal amount of first lien notes.  For information concerning the CityCenter properties, reference is made to the discussion under the caption “CityCenter’s Properties” in Item 1 of this annual report.

Item 3.                   Legal Proceedings

Construction litigation.  In March 2010, Perini, general contractor for CityCenter, filed a lawsuit in the Eighth Judicial District Court for Clark County, State of Nevada, against MGM MIRAGE Design Group (a wholly owned subsidiary of MGM Resorts, which was the original party to the Perini construction agreement) and certain direct or indirect subsidiaries of the Company. Perini asserts that CityCenter was substantially completed, but the defendants failed to pay Perini approximately $490 million allegedly due and owing under the construction agreement for labor, equipment and materials expended on CityCenter. The complaint further charges the defendants with failure to provide timely and complete design documents, late delivery to Perini of design changes, mismanagement of the change order process, obstruction of Perini’s ability to complete the Harmon component, and fraudulent inducement of Perini to compromise significant amounts due for its general conditions. The complaint advances claims for breach of contract, breach of the implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, unjust enrichment and promissory estoppel, and fraud and intentional misrepresentation. Perini seeks compensatory damages, punitive damages, attorneys’ fees and costs.

In April 2010, Perini served an amended complaint in this case which joins as defendants many owners of CityCenter residential condominium units (the “Condo Owner Defendants”), adds a count for foreclosure of Perini’s recorded master mechanic’s lien against the CityCenter property in the amount of approximately $491 million, and asserts the priority of this mechanic’s lien over the interests of the Company, the Condo Owner Defendants and CityCenter lenders in the CityCenter property.

The Company and the other defendants dispute Perini’s allegations, and contend that the defendants are entitled to substantial amounts from Perini, including offsets against amounts claimed to be owed to Perini and its subcontractors and damages based on breach of their contractual and other duties to the Company, duplicative payment requests, non-conforming work, lack of proof of alleged work performance, defective work related to the Harmon, property damage and Perini’s failure to perform its obligations to pay certain subcontractors and to prevent filing of liens against CityCenter.  Parallel to the court litigation, Company management conducted an extra-judicial program for settlement of CityCenter subcontractor claims.  The Company has resolved the claims of 215 first-tier Perini subcontractors (including the claims of any lower-tier subcontractors that might have claims through those first-tier subcontractors), with only seven remaining for further proceedings along with trial of Perini’s claims and the Company’s Harmon-related counterclaim and other claims by the Company against Perini and its parent guarantor, Tutor Perini.  Three of the remaining subcontractors are implicated in the defective work at the Harmon.  In December 2010, Perini recorded an amended notice of lien reducing its lien to approximately $313 million.  Because of settlements with subcontractors, the Company believes it is entitled to a further lien reduction of approximately $133 million (for a revised lien of approximately $186 million, including certain liens not related to Perini’s lien) once the Company has provided the court and Perini with the required information.

The court has set a trial date of February 4, 2013 for the consolidated action involving Perini, the remaining Perini subcontractors and any related third parties.  The Company and the other defendants will continue to vigorously assert and protect their interests in the Perini lawsuit. The Company believes that a loss with respect to Perini’s punitive damages claim is neither probable nor reasonably possible.  Any proceeds the Company may realize related to the defendants’ counterclaims (a portion of which would be payable to the Members on a priority basis as reimbursement for certain costs incurred by the Members) cannot be reasonably estimated at this time. Refer to Note 14 in the accompanying financial statements for discussion of the MGM Resorts completion guarantee which may be impacted by the outcome of the above litigation.

Other litigation.  The Company is a party to various legal proceedings that relate to construction and development matters and operational matters incidental to its business.  Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s consolidated financial statements.  The Company maintained an Owner Controlled Insurance Program (“OCIP”) during the construction and development process.  Under the OCIP, certain insurance coverages may cover a portion of the Company’s general liability, workers compensation, and other potential liabilities.

Item 4.                   Mine Safety Disclosures

Not applicable.

PART II

Item 5.                                                         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are 50% owned by each of MGM Resorts and Infinity World. Accordingly, there is no established trading market for our membership interests.

We have not made cash distributions to our Members within the last two years, and we do not intend to make cash distributions to our Members in the foreseeable future.  In addition, certain restrictions under our senior credit facility and indentures governing the notes limit our ability to make cash distributions.

Item 6.                                                         Selected Financial Data

The following reflects the selected consolidated financial data of CityCenter Holdings, LLC and its subsidiaries. This data should be read together with our consolidated financial statements and notes thereto, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information contained in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Net revenues	$1,081,861	$1,332,063	$69,291	$—	$—
Operating loss	(211,632)	(870,845)	(504,959)	(73,767)	(9,100)
Net loss	(502,174)	(1,115,190)	(522,330)	(67,805)	(7,187)

At year end:
Total assets	$9,461,930	$9,641,817	$10,733,661	$8,803,322	$5,191,302
Total debt, including capital leases	2,507,915	2,747,613	2,621,072	1,695,101	—
Equity	6,594,894	6,508,307	7,129,373	6,188,359	4,566,752

We were formed on November 2, 2007 and commenced operations in December 2009; therefore, the results of our operations will not be comparable for the periods of 2009 and before. In addition, the selected financial data above includes reclassifications pursuant to the guidance in the recently issued AICPA Audit and Accounting Guide, “Gaming,” for certain amounts paid under slot participation agreements from a reduction in casino revenue to casino expense. See Note 2 in the accompanying financial statements for additional information related to these reclassifications.

Additionally, the following events/transactions affect the year-to-year comparability of the selected financial data presented above:

•                  In 2009, impairment charges related to our residential real estate of $347 million;

•                  In 2009, an impairment charge related to our finite-lived intangible assets of $37 million;

•                  In 2010, impairment charges related to our residential real estate of $331 million;

•                  In 2010, an impairment charge of $279 million related to the Harmon Hotel & Spa;

•                  In 2011, impairment charges related to our residential real estate of $52 million; and

•                  In 2011, a loss on extinguishment of debt of $24 million.

Item 7.                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) contains forward-looking statements that involve risks and uncertainties. Please see “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Annual Report on Form 10-K.  The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. The Company, together with its subsidiaries, may be referred to as “we,” “us” or “our.”

Executive Overview

Operations

We are a joint venture 50%-owned by Project CC, LLC (“Project CC”), a Delaware limited liability company and indirect wholly owned subsidiary of MGM Resorts International, a Delaware corporation (“MGM Resorts”), and 50%-owned by Infinity World Development Corp (“Infinity World”), an indirect wholly owned subsidiary of Dubai World, a Dubai United Arab Emirates government decree entity (each, a “Member,” and together, our “Members”). Our Board of Directors is composed of six representatives — three selected by each Member — and has exclusive power and authority for our overall management. Compensation for Board of Directors’ duties is borne by the Members. We have no employees and have entered into several agreements with MGM Resorts to provide for project development and management services. We pay MGM Resorts a management fee of 2% of gross revenues and 5% of EBITDA (as defined in the agreements) for the management of Aria Resort and Casino (“Aria”) and Vdara Hotel and Spa (“Vdara”). In addition, we pay MGM Resorts an annual fee of $3 million for the management of Crystals. We reimburse MGM Resorts for all direct costs associated with its management activities, which costs primarily consist of employee compensation expenses.

Our sole operation is CityCenter, a mixed-use development on the Las Vegas Strip which occupies 67 acres between Bellagio and Monte Carlo and connects to each of those resorts via tram. CityCenter includes Aria, a 4,004-room casino resort; Mandarin Oriental Las Vegas (“Mandarin Oriental”), a 392-room non-gaming boutique hotel; Crystals, an approximately 329,000 leasable-square-foot retail district including shops, dining and entertainment venues; and Vdara, a 1,495 room luxury condominium-hotel.  In addition, CityCenter features 225 residential units in the Residences at Mandarin Oriental and 669 residential units in Veer.  Aria, Vdara, Mandarin Oriental and Crystals opened in December 2009.  The residential units within CityCenter began the sales closing process in early 2010.  In October 2010, we began a program to lease a portion of the unsold units at Veer and Mandarin Oriental.

We have seven operating segments: Aria, Vdara hotel operations, Mandarin Oriental hotel operations, Crystals, Vdara residential, Mandarin Oriental residential and Veer. Each of Vdara and Mandarin Oriental has both a hotel and a residential operating segment. We determined our segments based on the nature of the products produced and services provided. We have aggregated residential operations into one reportable segment (“Residential”) given the similar economic characteristics and business of selling and leasing high-rise condominiums to high-end customers.  Our operating segments do not include the ongoing activity associated with closing out our construction costs and certain corporate administrative costs.

Liquidity and Financial Position

We have significant indebtedness and significant financial commitments, including principal and interest payment obligations.  As of December 31, 2011, we had approximately $3.1 billion in long-term debt with a carrying value of $2.5 billion, including $375 million related to our senior credit facility, $1.6 billion in first and second lien senior secured notes, and Member notes with a carrying value of $564 million, net of a $569 million discount.

In January 2011, we completed a series of transactions including the issuance of $900 million in aggregate principal amount of 7.625% senior secured first lien notes due 2016 (the “first lien notes”) and $600 million in aggregate principal amount of 10.75%/11.50% senior secured second lien PIK toggle notes due 2017 (the “second lien notes,” and together with the first lien notes, the “notes”) in a private placement.  Interest on the second lien notes will accrue as pay-in-kind interest through July 15, 2012.  Thereafter, interest on the second lien notes will be payable in cash, or, until January 16, 2016, we may elect to pay interest entirely in cash, entirely in pay-in-kind interest, or 50% in cash and 50% in pay-in-kind interest, provided we will pay all accrued pay-in-kind interest in cash on July 15, 2016.  The interest rate on the second lien notes is

10.75% for interest paid in cash, and 11.50% for interest we pay in the form of additional debt. We received net proceeds from the 2011 offering of the notes (the “2011 notes offering”) of $1.46 billion after initial purchaser’s discounts and commissions but before other offering expenses.

Effective concurrently with the 2011 notes offering, our senior credit facility (the “prior senior credit facility”) was amended and restated (the “senior credit facility”) to extend until January 21, 2015 the maturity of $500 million of the $1.85 billion outstanding loans.  The senior credit facility does not include a revolving loan component.  All borrowings under the prior senior credit facility in excess of $500 million were repaid using the proceeds from the 2011 notes offering.  In addition, net proceeds from the 2011 notes offering, together with equity contributions of approximately $73 million from the Members, were used to fund an interest escrow account of $159 million for the benefit of the holders of the first lien notes and the lenders under the senior credit facility.  The senior credit facility is secured, on a pari passu basis with the first lien notes, by a first priority lien on substantially all of our assets and those of our subsidiaries, except that any proceeds generated by the sale of Crystals outside of bankruptcy or foreclosure proceedings will be paid first to the lenders under the senior credit facility in accordance with the terms of the intercreditor agreement among the lenders under the senior credit facility and the holders of the first lien notes.

Pursuant to the senior credit facility, we are required to make principal payments based on an annual calculation of excess cash flows, as defined in the facility. For the year ended December 31, 2011, we calculated we would be required to pay $156 million pursuant to such calculation. However, we made payments of $125 million during 2011 and therefore were only required to pay $31 million, which has been classified as current portion of long term debt as of December 31, 2011.

In February 2012, we issued $240 million in aggregate principal amount of our first lien notes at a premium for net proceeds after initial purchasers’ discounts and commissions of approximately $247 million. We used net proceeds from the offering, together with available cash, to repay $300 million of the outstanding borrowings under our senior credit facility (which repayment also satisfied our principal payment obligation with respect to 2011 excess cash flows discussed above).

We expect to amend and restate our senior credit facility, which has a current outstanding balance of $75 million, as a first lien revolving credit facility (the ‘‘restated revolving credit facility’’) with total commitments of $75 million.  While we intend to enter into the restated revolving credit facility, we can provide no assurances that we will be able to do so, and other than seeking additional capital contributions from the Members and future cash flows from operations, we have no existing sources of liquidity.  We can provide no assurance that the Members will supply additional financial support if necessary or that our operations will generate sufficient cash flows to cover our financial obligations.

MGM Resorts Completion Guarantee

As of December 31, 2011, our remaining project costs were being funded pursuant to an unlimited completion and cost overrun guarantee (as restated as described below, the “completion guarantee”) provided by MGM Resorts and secured by its interests in the assets of Circus Circus Las Vegas and certain adjacent undeveloped land.  As of December 31, 2011, we estimated remaining project costs of approximately $57 million, which includes estimated litigation costs related to the resolution of disputes with contractors as to the final CityCenter construction costs and reflects certain offsets to the amounts claimed by the contractors. We have reached, or expect to reach, settlement agreements with most of the construction subcontractors. However, significant disputes remain with our general contractor and certain subcontractors.

In connection with entering into the senior credit facility, MGM Resorts entered into a restated completion guarantee that will support remaining construction payables from the construction of CityCenter.  As restated, the completion guarantee requires us to use the then remaining $124 million of the original $250 million of future net residential sale proceeds to fund construction costs, or to reimburse MGM Resorts from such net residential sale proceeds for construction costs previously expended.  However, such reimbursements are not permitted until final resolution of the lawsuit with Perini.  See below for more information regarding the Perini lawsuit.

As of December 31, 2011, we had received $645 million under the completion guarantee.  We have recorded a payable of $110 million related to these amounts, which represents the amount reimbursable to MGM Resorts from future residential proceeds.

Harmon

We have indefinitely halted construction at The Harmon Hotel & Spa (‘‘the Harmon’’), a planned 400-room non-gaming boutique hotel and residential condominiums, following the discovery of a number of structural defects. During the construction process, we discovered that in certain elements of the building (known as link beams) the reinforcing steel had been installed incorrectly by CityCenter’s general contractor Perini Building Company (‘‘Perini’’) and its subcontractors. The inspectors had failed to discover the defects. Destructive testing in approximately 15 floors of the Harmon then revealed substantial defective construction, including defective installation of reinforcing steel, in other areas of the Harmon. As a result, the decision was made to eliminate construction of the planned floors above floor 26. Initially, repairs to a limited number of link beams were performed. However, additional structural defects were discovered and further construction at the Harmon was indefinitely stopped, among other reasons, to allow for further assessment of the reinforcing steel work. Subsequent investigations detected structural defects in other components of the Harmon, including the shear walls, lower floor link beams, and several critical beam-to-column and slab-to-beam connections. On May 14, 2010, defendants in the Perini litigation filed a counterclaim against Perini related to Perini’s previously filed lawsuit, and its parent corporation guarantor Tutor Perini Corporation, for our damages related to the defective construction at the Harmon, among other counts. Since then our structural engineering firms and other consultants have conducted extensive testing and analysis to determine the condition of the Harmon and potential remediation strategies, if any. During the third quarter of 2010, we determined that the Harmon was unlikely to be completed using the existing partially completed structure as it now stands. As a result, we recorded an impairment charge of $279 million related to all the existing Harmon related construction in progress assets.

The Clark County Building Division (the ‘‘Building Division’’) retained a structural engineering consultant to provide with respect to the Harmon building ‘‘an engineering analysis to determine the structural stability of the as-built condition...’’ The report from the Building Division’s structural engineering consultant, however, stated: ‘‘It is our understanding that the full nature and extent of the current as-built condition has not been documented or provided to us at the current time. We based this study only on information that was obtained from the available design documents, non-compliance reports and limited visual observations.’’ Thus, the Building Division’s structural engineering consultant apparently did not perform other testing or a relevant analysis of the building in its current, as-built condition.

Among its general findings the report of the Building Division’s structural engineering consultant stated: ‘‘Our analytical findings suggest that the as-designed Harmon Tower structure is structurally stable under design loads from a maximum considered earthquake (MCE) event;’’ and further, ‘‘Our analysis indicates that the as-designed strength of Harmon Tower’s shear wall system is generally sufficient to resist the design loads from a maximum considered earthquake (MCE).’’ The report from the Building Division’s structural engineering consultant recommended further study of the Harmon building’s vulnerabilities. Accordingly, since the County’s consultant did not appear to have performed an as-built analysis, the report that was issued has minimal value if any in resolution of the issues presented to our pending litigation with Perini.

The Building Division requested that we conduct an analysis, based on all available information, as to the structural stability of the Harmon under building-code-specified load combinations. On July 11, 2011 a consulting engineer engaged by us for this review submitted the results of his analysis of the Harmon tower and podium in its current as-built condition. The engineer opined, among other things, that ‘‘[i]n a code-level earthquake, using either the permitted or current code specified loads, it is likely that critical structural members in the tower will fail and become incapable of supporting gravity loads, leading to a partial or complete collapse of the tower. There is missing or misplaced reinforcing steel in columns, beams, shear walls, and transfer walls throughout the structure of the tower below the twenty-first floor.’’ In response to this opinion, on July 12, 2011 the Building Division required us, no later than August 15, 2011, ‘‘to provide a plan of action that will abate the potential for structural collapse and protect impacted uses and occupancies.’’ Under the relevant building code provision, ‘‘abate’’ means repair, rehabilitation, demolition or removal of the subject building.

On August 15, 2011, after expert consultation, we submitted our reply to the Building Division. We informed the Building Division that we have decided to abate the potential for structural collapse of the Harmon in the event of a code-level earthquake by demolishing the building, and enclosed a plan of action for demolition by implosion prepared by LVI Environmental Services of Nevada, Inc. We also advised that prior to undertaking the demolition plan of action, we will seek relief from a standing order of the District Court judge presiding over the Perini litigation that prohibits alteration or destruction of the building without court approval. In addition, we supplied the foundational data for the engineering conclusions stated in the July 11, 2011 letter declaring the Harmon’s structural instability in the event of a code-level earthquake.

The Building Division advised us that the Building Division’s staff would review our August 15, 2011 submission and then issue its conclusions to us, but the Building Division did not specify a date for such guidance. By letter dated August 18, 2011, the Building Division requested a meeting with our retained engineering firm concerning its conclusions regarding the Harmon’s as-built condition. Pursuant to this request by the Building Division, representatives from our retained engineering firm met with the Building Division and directly responded to the Building Division’s inquiries.

On November 22, 2011, the Building Division informed CityCenter by letter that ‘‘based on the information provided to the Clark County Development Services including but not limited to the Weidlinger & Associates Letter of August 11, 2011 and subsequent conversations, it is required that MGM submit a plan abating the code deficiencies discovered in the Harmon Tower.’’ We have made a motion to the court presiding over the Perini litigation for permission to proceed with the demolition of the Harmon in advance of the conclusion of the litigation. The hearing on that motion, which Perini and its Harmon-related subcontractors oppose, commenced on March 12, 2012. Due to the scope of legal issues presented, the hearing has been scheduled to reconvene in July 2012 after the completion of further related proceedings.  We have also resubmitted the plan of abatement action prepared by LVI that was initially submitted on August 15, 2011, and applied to the Building Division for appropriate demolition permits and approvals. Those applications are pending.

Our senior credit facility provides that certain demolition expenses may be funded only by equity contributions from the members of the CityCenter venture or certain specified extraordinary receipts (which include any proceeds from the Perini litigation).  However, under the restated revolving credit facility, we expect that we would be entitled to demolish the Harmon or make repairs to it as required by law so long as such demolition or repairs are funded from (i) Member contributions designated for demolition of the Harmon, (ii) the proceeds of certain specified extraordinary receipts (which include any proceeds from the Perini litigation) or (iii) cash or cash equivalents in an amount not to exceed $30.0 million in the aggregate.

See “Item 3. Legal Proceedings” for a discussion of our construction litigation with Perini.

Key Performance Indicators

Our operating results related to ongoing resort operations are highly dependent on the volume of customers at our resorts, which in turn affects the price we can charge for our hotel rooms and other amenities.  We market to different customer segments to manage our hotel occupancy, such as targeting large conventions to increase mid-week occupancy. We also generate a significant portion of our operating income from the high-end gaming segment, which can be a cause for variability in our results.  Key performance indicators related to revenue are:

•                  Gaming revenue indicators — table games drop and slots handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our expected normal table games hold percentage is in the range of 20% to 24% of table games drop and our expected normal slots hold percentage is in the range of 6.5% to 7.5% of slots handle; and

•                  Hotel revenue indicators — hotel occupancy (a volume indicator); average daily rate (“ADR,” a price indicator); revenue per available room (“REVPAR,” a summary measure of hotel results, combining ADR and occupancy rate).

Most of our revenue from resort operations is essentially cash-based, as customers typically wager with cash and pay for non-gaming services with cash or credit cards. However, we do extend credit to high-end gaming customers. Since we operate solely in Las Vegas, Nevada, we are exposed to certain risks outside of our control, such as increased competition from new or expanded Las Vegas resorts, and from the expansion of gaming in other states, particularly California. We are also exposed to risks related to tourism, the housing market and the general economy, including national and global economic conditions and terrorist attacks or other global events, as many of our customers reside outside of Nevada and outside of the United States.

A variety of factors may affect the results of any interim period, including the timing of major Las Vegas conventions, the amount and timing of marketing and special events for our high-end customers, and the level of play during major holidays, although our results of operations do not tend to be seasonal in nature. Our success in marketing to customer groups, such as convention customers, or the financial health of customer segments, such as business travelers or high-end gaming customers from a particular country or region, can affect our results.

Over half of our 2011 net revenue was derived from non-gaming activities, including hotel, food and beverage, entertainment, residential and other non-gaming amenities. Our significant convention and meeting facilities allow us to maximize hotel occupancy and customer volumes during off-peak times such as mid-week or during traditionally slower leisure travel periods, which also leads to better labor utilization. Our operating results are highly dependent on the volume of customers at our resorts, which in turn affects the price we can charge for our hotel rooms and other amenities. We market to different customer segments to manage our hotel occupancy, such as targeting large conventions to increase mid-week occupancy.

Impact of Economic Conditions on Our Results of Operations

The state of the U.S. economy has negatively affected our results of operations since CityCenter opened, including negatively affecting residential sales. Travel and travel-related expenditures have been particularly affected as businesses and consumers have altered their spending patterns. We have experienced a recovery in our operations during 2011. While adverse conditions in the economic environment have affected our operating results in recent years, we believe positive trends, such as increased visitation and consumer spending, will continue in 2012. However, we continue to believe that certain aspects of the current economy, such as weaknesses in employment and the housing market, will limit economic growth in the U.S. and temper our recovery. Because of these economic conditions, we have increasingly focused on managing costs and staffing levels across all our segments and will continue to strive to achieve additional operating efficiencies. However, as a result of our leveraged business model, our operating results are significantly affected by our ability to generate operating revenues.

Results of Operations

We commenced substantially all of our operations in December 2009 when we opened, except residential operations, which began closing sales of units during the first quarter of 2010; therefore, year-over-year comparative discussions of 2010 versus 2009 are generally not meaningful.  For the period from inception to our opening we did not earn revenues and, consequently, incurred losses related to preopening and start up activities. The acceleration of these costs was expected and was included in the project budget.

The following table summarizes our consolidated operating results for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net revenues	$1,081,861	$1,332,063	$69,291
Operating expenses:
Casino and resort operations	603,415	578,884	40,406
Residential	17,454	395,744	209
General and administrative	248,888	288,739	28,698
Preopening and start-up expenses	—	6,202	104,805
Property transactions, net	53,595	614,160	386,385
Depreciation and amortization	370,141	319,179	13,747
	1,293,493	2,202,908	574,250
Operating loss	$(211,632)	$(870,845)	$(504,959)

Net revenues for 2011 were $1.1 billion compared to $1.3 billion for 2010. Excluding residential revenues of $24 million and $490 million in 2011 and 2010, respectively, net revenues increased 26%.  Net revenues related to our casino and hotel operations have increased primarily due to improved gaming and hotel volumes. See further discussion of our segment revenues below.

Our operating loss for the 2011 was $212 million compared to an operating loss of $871 million in the prior year.  The prior year included impairment charges related to the Harmon of $279 million and our residential inventory of $331 million.  The current year operating loss included impairment charges of $52 million related to the carrying value of our residential inventory at Mandarin Oriental and Veer.  Excluding impairment charges in both years, our operating loss decreased 39% over 2010. Operating results improved due to an increase in casino and hotel revenues as discussed above.  In addition, we continually monitor our departmental operating expenses for potential cost-saving measures and have been able to improve the efficiency of our operations since our opening.

General and administrative expense decreased 14% compared to 2010 primarily due to a reduction in legal and other administrative activities related to residential operations as well as a reduction in our property tax assessment, partially offset by an increase in our base management fee to MGM Resorts.

We did not have preopening expense in 2011.  Preopening and start-up expense was $6 million for 2010, and related to activities during the start-up phase of operations. Preopening expense in 2009 of $105 million primarily related to the ramp-up of operations for our December 2009 opening.

Operating Results — Revenues by reportable segment

The following table presents detail of our net revenues by reportable segment:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Aria	$894,721	$736,367	$61,619
Vdara	75,364	41,160	2,131
Mandarin Oriental	41,034	30,216	1,154
Crystals	46,317	34,027	1,739
Residential	24,425	490,293	2,648
Net revenues	$1,081,861	$1,332,063	$69,291

Aria.  Net revenues for 2011 were $895 million, compared to $736 million for 2010; an increase of 22%.  Table games revenue was $279 million for 2011, compared to $209 million for 2010.  Table games hold percentage was above our expected range in 2011 and 2010 and approximately 475 basis points higher in 2011.  Slots revenue for the 2011 period increased 16% to $154 million.  The increase in slots revenue was primarily driven by increased volume.  Our slots hold percentage was within our expected normal range in both 2011 and 2010.

Aria rooms revenue was $253 million for 2011 compared to $205 million for the same period in 2010, driven by both increased occupancy and REVPAR.  The following table shows key hotel statistics for Aria:

	Year Ended December 31,
	2011	2010	2009
Occupancy	86%	76%	68%
Average Daily Rate (ADR)	$202	$184	$237
Revenue per Available Room (REVPAR)	$174	$140	$161

Other non-gaming revenues increased 12% in 2011 from 2010 due to an increase in volume and spending of customers within the resort, offset by weaker than expected revenues at Viva ELVISTM.

Vdara.  Vdara rooms revenue for 2011 was $60 million compared to $33 million in 2010, with REVPAR of $133, a 32% increase compared to the prior year. Vdara’s occupancy percentage was 83% and ADR was $161 in 2011 compared to occupancy percentage of 68% and ADR of $147 in the prior year.  Revenue also benefited from an increase in available room nights of 41% during 2011 compared to 2010.

Mandarin Oriental.  Mandarin Oriental rooms revenue was $20 million for 2011 compared to $14 million for 2010.  REVPAR was $138 during 2011, a 28% increase over the same period in 2010, due to an increase in occupancy from 43% in the prior year to 54% in 2011.  ADR was $258 during 2011 compared to $249 in 2010.

Crystals.  Retail revenue at Crystals was $41 million for 2011 compared to $28 million in 2010.  The increase was primarily attributed to an increase in tenant occupancy at Crystals. As of December 31, 2011, approximately 275,000 square feet of retail space, out of a total of approximately 329,000 square feet of currently leasable space, was occupied and open for business.

Residential. Residential revenue for 2011 was $24 million compared to 2010 residential revenue of $490 million, which included $117 million of revenue related to non-refundable forfeited residential deposits. During the first quarter of 2010, we began the closing process of our residential operations. We closed 12 residential units in 2011 compared to 434 units in 2010.

During 2011, we recognized $8 million in expense related to the valuation of our residential mortgage notes receivable recorded within “Residential” operating expense.

In October 2010, we began a program to lease a portion of the remaining residential units in Veer and Mandarin under lease agreements with a minimum term of one year. As of December 31, 2011, a total of approximately 450 units were allocated to the leasing program.  We recorded real estate lease revenue of $7 million during 2011.

Operating Results — Adjusted EBITDA by reportable segment

We analyze the results of our operating segments’ operations based on Adjusted EBITDA, which is a non-GAAP measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, and property transactions, net. We believe Adjusted EBITDA is 1) a widely used measure of operating performance in the hospitality and gaming industry, and 2) a principal basis for valuation of hospitality and gaming companies.

We believe that while items excluded from Adjusted EBITDA may be recurring in nature and should not be disregarded in evaluating our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods because these items can vary significantly depending on specific underlying transactions or events that may not be comparable between the periods being presented. Also, we believe excluded items may not relate specifically to current operating trends or be indicative of future results. For example, preopening and start-up expenses were significantly higher in periods leading up to the opening of CityCenter. Property transactions, net includes normal recurring disposals and gains and losses on sales of assets related to specific assets within CityCenter, but also includes impairment charges which may not be comparable period over period.

Adjusted EBITDA should not be construed as an alternative to operating income or net income, as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as any other measure determined in accordance with generally accepted accounting principles.  We have significant uses of cash flows, including capital expenditures, interest payments, and debt principal repayments, which are not reflected in Adjusted EBITDA.  Also, other companies in the gaming and hospitality industries that report Adjusted EBITDA information may calculate Adjusted EBITDA in a different manner.

The following table presents Adjusted EBITDA by reportable segment and reconciles consolidated Adjusted EBITDA to net loss:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Adjusted EBITDA:
Aria	$195,645	$42,519	$16,041
Vdara	17,829	(4,044)	(1,580)
Mandarin Oriental	(1,104)	(12,883)	(3,270)
Crystals	24,107	11,703	474
Residential	(8,050)	77,328	(11,655)
Reportable segment Adjusted EBITDA	228,427	114,623	10
Development and corporate administration	(16,323)	(45,927)	(32)
Adjusted EBITDA	212,104	68,696	(22)

Other operating expenses:
Preopening and start-up expense	—	6,202	104,805
Property transactions, net	53,595	614,160	386,385
Depreciation and amortization	370,141	319,179	13,747
Operating loss	(211,632)	(870,845)	(504,959)

Non-operating expense:
Interest income	3,646	1,845	1,949
Interest expense, net	(267,836)	(240,731)	(7,011)
Loss on extinguishment of debt	(23,578)	—	—
Other, net	(2,774)	(5,459)	(12,309)
	(290,542)	(244,345)	(17,371)
Net loss	$(502,174)	$(1,115,190)	$(522,330)

Reportable segment Adjusted EBITDA for 2011 increased to $228 million in the current year, driven by strong performance at Aria, partially offset by a decrease in Residential Adjusted EBITDA. Aria’s Adjusted EBITDA increased to $196 million in 2011. The current year benefited from increases in hotel occupancy and ADR, higher table games hold percentage, increased slot volumes, as well as overall increases in non-gaming revenues compared to prior year.  Vdara, Mandarin Oriental and Crystals had significant improvement in operating results compared to the prior year, driven by increased revenues from increased customer volumes and spend. Prior year’s Residential Adjusted EBITDA benefited from $117 million in non-refundable forfeited residential deposits.  Our reportable segment Adjusted EBITDA margins improved to 21% in 2011, up from 9% in 2010. Adjusted EBITDA margins for Aria increased to 22% in 2011.

Operating Results — Details of Certain Charges

Property transactions, net consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Impairment of residential real estate	$51,742	$331,344	$347,498
Harmon Hotel & Spa impairment	—	279,222	—
Finite-lived intangible asset impairment	—	—	37,078
Other, net	1,853	3,594	1,809
	$53,595	$614,160	$386,385

Residential real estate impairments.  With the completion of our residential inventory in 2010, we are required to carry our residential inventory at the lower of cost or fair value less costs to sell. We estimate fair value of our residential inventory using a discounted cash flow analysis based on management’s current expectations of future cash flows.  The key inputs in the discounted cash flow analysis include estimated sales prices of units currently under contract and new unit sales, the absorption rate over discrete sell-out periods extending through 2017, holding costs offset by estimated rental revenues during the absorption period, and the discount rate. These estimates are subject to management’s judgment and are highly sensitive to changes in the market and economic conditions.  In the event we do not meet sales forecasts additional impairment charges may be recognized, which could be material to our financial statements.

We recorded residential impairment charges of $41 million and $11 million in 2011 related to the carrying value of the Veer and Mandarin Oriental residential inventory, respectively.  The 2011 discounted cash flow analysis assumed a 3% to 5% annual growth rate in sale price beginning in 2013 through estimated sell out periods.  We used discount rates of 17%, which is based on what management believes a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flows.

In 2010, we recorded residential inventory impairment charges of $140 million and $191 million related to the residential inventories at Veer and Mandarin Oriental, respectively.

During 2009, we were required to review our real estate under development (“REUD”) for impairment, mainly due to management’s September 2009 decision to discount the prices of our residential condominium inventory by 30%.  This decision and related market conditions led to management’s conclusion that the carrying value of the REUD was not recoverable based on estimates of undiscounted cash flows.  As a result, we were required to compare the fair value of our REUD to its cost and record an impairment charge for the shortfall.  Fair value of the REUD was estimated using a discounted cash flow analysis based on management’s current expectations of future cash flows.  The key inputs in the discounted cash flow analysis included estimated sales prices of units currently under contract and new unit sales, the absorption rate over the sell-out period, and the discount rate.  This analysis resulted in an impairment charge of $347 million of the REUD during the period ended December 31, 2009.

Harmon.  During the third quarter of 2010, we determined that it is unlikely that the Harmon would be completed using the building as it now stands.  As a result, we recorded an impairment charge of $279 million related to the then existing Harmon related construction in progress assets.

Intangible asset impairments.  In connection with accounting for our formation, in 2007 we recorded an intangible asset related to the right to negotiate with condominium owners at Vdara to rent their units. The value of the intangible asset was based on the expected revenues to be derived from renting condominium-

hotel units on behalf of unit owners. In 2009, we determined we would operate Vdara primarily as a hotel.  Although we will manage the hotel operations on behalf of the owners electing to participate in the rental program for units that we do sell, these operations are no longer expected to be significant to the overall operations of Vdara. Therefore, we determined the carrying value of the intangible asset was not recoverable and as a result, recorded an impairment charge of $37 million, which represented the entire carrying value of the intangible asset, during the year ended December 31, 2009.

Non-operating Results

The following table summarizes information related to interest on our long-term debt:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Senior credit facility including pay-in-kind interest	$42,858	$122,389	$101,779
Senior secured notes including pay-in-kind interest	131,748	—	—
Member notes including discount amortization	78,477	97,626	101,346
Amortization of debt issuance costs and other	14,753	33,577	29,956
Interest capitalized	—	(12,861)	(226,070)
	$267,836	$240,731	$7,011

We incurred additional interest expense during 2011 as a result of the January 2011 financing transactions.  We ceased capitalizing interest during the second quarter of 2010, which related to certain components of CityCenter which were completed in the first six months of the year.  We had no capitalized interest in 2011.

Liquidity and Capital Resources

Cash Flows — Operating Activities

Our trends in operating cash flows generally follow trends in operating income, excluding non-cash impairment charges, depreciation and amortization, and construction expenditures related to our residential operations, which are presented as uses of cash within operating activities.  Net cash provided by operating activities was $125 million for 2011 compared to $152 million of net cash used in operating activities for 2010.  Cash used in operating activities in 2010 primarily related to operating losses and construction expenditures for residential real estate.  Cash flow used in operating activities was $865 million in 2009, which primarily related to ramp-up activities for the opening of CityCenter and construction expenditures for real estate under development.

Cash Flows — Investing Activities

Net cash used in investing activities was $173 million for 2011, and primarily related to funding of an interest escrow account in connection with our January 2011 financing transactions, as well as capital expenditures of $79 million primarily made in connection with construction payments related to settlements with subcontractors.  Net cash used in investing activities for 2010 was $454 million and primarily related to development activities and payment of construction obligations.  Net cash used in investing activities of $1.4 billion in 2009 included capital expenditures of $2.4 billion, offset by the use of restricted cash of $1.0 billion.

Cash Flows — Financing Activities

Net cash of $140 million provided by financing activities in 2011 was due to the January 2011 financing transactions as well as cash contributions from Members. Additionally, in 2011, we permanently repaid $125 million of the senior credit facility.  Net cash provided by financing activities of $595 million during 2010 included contributions under the MGM Resorts completion guarantee of $250 million and $336 million of equity contributions from the Members. Equity contributions included amounts funded under the MGM Resorts completion guarantee in excess of the $250 million. Net cash provided by financing activities in 2009 of $2.3 billion included member contributions of $1.5 billion and net borrowings under the prior credit facility of $824 million.

Principal Debt Arrangements

In January 2011 we entered into a series of transactions to refinance our long term indebtedness as discussed in “Executive Overview - Liquidity and Financial Position.” As of December 31, 2011, we had approximately $2.5 billion of long-term debt, including $375 million related to our senior credit facility, $900 million in aggregate principal amount of 7.625% senior secured first lien notes due 2016 and $600 million in aggregate principal amount of 10.75%/11.50% senior secured second lien PIK toggle notes due 2017, and Member notes with a carrying value of $564 million, net of a $569 million discount. Accrued PIK interest on the second lien notes was $67 million as of December 31, 2011, which includes $33 million of interest paid-in-kind on July 15, 2011.  Interest on the senior credit facility is based on a LIBOR margin of 6.50%, with a 1% floor, and a base rate margin of 5.50% with respect to base rate loans.

The senior credit facility contains certain covenants that, among other things and subject in each case to certain specified exceptions, limit our ability and that of our restricted subsidiaries: (i) to incur additional indebtedness; (ii) to make restricted payments; (iii) to incur restrictions on the ability of restricted subsidiaries to make distributions, loans or transfers of assets to us or any restricted subsidiary; (iv) to enter into, create, assume or suffer to exist any liens; (v) to sell assets; (vi) to apply the net proceeds from certain events of loss; (vii) to enter into transactions with affiliates; and (viii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party.  The senior credit facility also contains certain financial covenants, which require us to maintain a minimum interest coverage ratio (EBITDA to interest charges as defined in the agreement) of (i) 1.10 to 1.0 for the quarter ending September 30, 2012; (ii) 1.15 to 1.0 for the quarter ending December 31, 2012; (iii) 1.25 to 1.0 for the quarters ending March 31, 2013 and June 30, 2013; and (iv) 1.50 to 1.0 for all quarters thereafter. In addition, the senior credit facility limits our capital expenditures to, subject to certain limited exceptions, no more than $50 million per year (with unused amounts in any fiscal year rolling over to the next fiscal year, but not any fiscal year thereafter).

The indentures governing the first lien notes and second lien notes also each contain covenants that, among other things and subject in each case to certain specified exceptions, limit our ability and that of our restricted subsidiaries: (i) to incur additional indebtedness; (ii) to make restricted payments; (iii) to incur restrictions on the ability of restricted subsidiaries to make distributions, loans or transfers of assets to us or any restricted subsidiary; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to apply the net proceeds from certain events of loss; (vii) to enter into transactions with affiliates; and (viii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party.

Pursuant to the senior credit facility, we are required to make principal payments based on an annual calculation of excess cash flows, as defined in the facility. For the year ended December 31, 2011, we calculated we would be required to pay $156 million pursuant to such calculation. However, we had already made payments of $125 million during 2011 and therefore are only required to pay $31 million, which has been classified as current portion of long term debt as of December 31, 2011.

In February 2012, we issued $240 million in aggregate principal amount of our 7.625% senior secured first lien notes at a premium for net proceeds to us, after deducting initial purchasers’ discounts and commissions, of approximately $247 million. We used net proceeds from the offering, together with available cash, to repay $300 million of the outstanding borrowings under our senior credit facility.

As of December 31, 2010, Member notes of $547 million, including accrued interest, were payable to each Member bearing interest at a rate of 3.42% compounding semi-annually, maturing in September 2016, and were subordinate to the prior senior credit facility. Due to the below market interest rate, interest was imputed on the Member notes at an estimated market rate of LIBOR plus 10%. At issuance in 2008, a discount in the amount of $352 million was recorded on the Member notes with the offset to Members’ equity based on the present value of expected cash flows. In connection with the entry into the senior credit facility, we issued to each of the Members restated Member notes (the “restated Member notes”), each in the principal amount of $547 million, representing the principal and accrued but unpaid interest currently owing under each of the Member notes. The maturity date under each of the restated Member notes was extended to January 15, 2018 and the stated interest rate remained the same. We recorded an additional discount of $409 million in the first quarter of 2011 related to the restated Member notes based on estimated market rate of approximately 15%. The discount is being amortized as interest over the expected life of the notes using the effective interest method. The restated Member notes are subordinate to each of the first lien notes, the second lien notes and the senior credit facility, and all interest thereunder will be payable solely in kind. The obligations under the restated Member notes are unsecured and are not guaranteed by any third party.

Off Balance Sheet Arrangements, Commitments and Contractual Obligations

We do not have any material off balance sheet arrangements. Our contractual obligations include our outstanding debt obligations, certain operating and capital lease obligations, and purchase obligations for goods and services made in the normal course of business.

The following table summarizes our scheduled contractual obligations for the years ending December 31:

	2012	2013	2014	2015	2016	Thereafter
	(In thousands)
Long-term debt (1)	$31,166	$—	$—	$343,834	$966,935	$600,000
Long-term debt - related parties	—	—	—	—	—	1,132,551
Estimated interest payments on long-term debt (2)(3)(4)	97,219	173,115	173,327	146,374	219,206	225,472
Capital leases	1,031	1,031	728	—	—	—
Operating leases	1,309	1,150	1,000	927	541	—
Other obligations (5)	76,820	1,912	1,970	2,029	2,090	18,069
	$207,545	$177,208	$177,025	$493,164	$1,188,772	$1,976,092

(1) Does not include the effect of the February 2012 debt transaction. See “Principal Debt Arrangements” for further information.

(2) Assumes all interest on the $600 million 10.750%/11.500% second lien PIK toggle notes is pay-in-kind through July 15, 2012, after which time it is payable in cash.

(3) We have $93 million in restricted cash currently deposited in an interest escrow account designated for payment of interest on the senior credit facility and first lien notes.

(4) Projected interest payments are based on the current applicable interest rates as of December 31, 2011.

(5) Consists of entertainment, certain construction obligations and other purchase and contractual obligations.

See “Executive Overview” for discussion of our liquidity and financial position and ability to meet known obligations.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements.  To prepare our consolidated financial statements in accordance with GAAP, we must make estimates and assumptions that affect the amounts reported in the consolidated financial statements.  We regularly evaluate these estimates and assumptions, particularly in areas we consider to be critical accounting estimates, where changes in the estimates and assumptions could have a material effect on our results of operations, financial position or cash flows. Senior management and the Audit Committee of the Board of Directors have reviewed the disclosures herein about our critical accounting estimates, and have reviewed the processes to determine those estimates.

Allowance for Doubtful Casino Accounts Receivable

We issue credit in the form of “markers” to approved casino customers following investigations of credit worthiness.  Marker play represents a significant portion of the table games volume at Aria. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts are similar to those used by most large corporations when dealing with overdue customer accounts, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States. At December 31, 2011, approximately 25% of our casino accounts receivable was owed by customers from the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be reached to satisfy judgments entered in the United States.

We maintain an allowance, or reserve, for doubtful casino accounts, which we record as an operating expense.  We regularly evaluate the allowance for doubtful casino accounts.  We apply standard reserve percentages to aged account balances under a specified dollar amount and specifically analyze the collectability of each account with a balance over the specified dollar amount, based on the age of the account, the customer’s financial condition, collection history and any other known information.  We also monitor regional and global economic conditions and forecasts to determine if reserve levels are adequate.

The collectability of unpaid markers is affected by a number of factors, including changes in currency exchange rates and economic conditions in the customers’ home countries.  Because individual customer account balances can be significant, the associated allowance for doubtful casino accounts can change significantly between periods, as information about a certain customer becomes known or as changes in a region’s economy occur.

At December 31, 2011, a 100 basis-point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change net loss by less than $1 million.

Fixed Asset Capitalization and Depreciation Policies

Property and equipment are stated at cost, except for assets MGM Resorts contributed upon formation of the joint venture with Infinity World, which were adjusted by a 50% step-up for their fair value at that time.  Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets.  We capitalize direct costs of construction projects, including fees paid to architects and contractors, and property taxes. In addition, interest costs associated with the project are capitalized as part of the cost of the project.  Capitalization of interest starts when construction activities begin and ceases when construction is substantially complete or development activity is suspended for more than a brief period.

We must make estimates and assumptions when accounting for capital expenditures.  Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment.  When constructing or purchasing assets, we must determine whether existing assets are being replaced or otherwise impaired, which may be a matter of judgment.  Our depreciation expense is highly dependent on the assumptions we make about our assets’ estimated useful lives.  We determine the estimated useful lives based on our experience with similar assets, engineering studies, and our estimate of the usage of the asset.  Whenever events or circumstances occur that change the estimated useful life of an asset, we account for the change prospectively.

Impairment of Long-lived Assets and Residential Real Estate

We evaluate our property and equipment and residential real estate for impairment based on our classification as a) held for sale or b) to be held and used. Several criteria must be met before a long-lived asset is classified as held for sale, including that management with the appropriate authority commits to a plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. Specifically, residential real estate must be considered as held and used while under development and held for sale when construction of the asset is substantially complete. For assets classified as held for sale, we recognize the asset at the lower of carrying value or fair market value less costs to sell, as estimated based on comparable asset sales, offers received, or a discounted cash flow model.  For assets to be held and used, we review for impairment whenever indicators of impairment exist.  We then compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset.  If the undiscounted cash flows exceed the carrying value, no impairment is indicated.  If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.  All recognized impairment losses, whether for assets to be held for sale or assets to be held and used, are recorded as operating expenses.

There are several estimates, assumptions and decisions in measuring impairments of long-lived assets.  First, management must determine the usage of the asset.  To the extent management decides that an asset will be sold, it is more likely that an impairment may be recognized. Assets must be tested at the lowest level for which identifiable cash flows exist.  This means that some assets must be grouped, and management has some discretion in the grouping of assets.  Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates.

We review our major long-lived assets to determine if events have occurred or circumstances exist that indicate a potential impairment.  We estimate future cash flows using our internal budgets. When appropriate, we discount future cash flows using a weighted-average cost of capital, developed using a standard capital asset pricing model, based on guideline companies in our industry.

See “Results of Operations” for discussion of write-downs and impairments of long-lived assets recorded in 2011, 2010 and 2009. Other than mentioned therein, we are not aware of events or circumstances that would cause us to review any material long-lived assets for impairment.

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.  Our primary exposure to market risk is interest rate risk associated with our senior credit facility, as limited by our interest rate cap agreement, which expires in March 2012.  Without giving effect to the February 2012 debt transaction, a 100 basis-point increase in LIBOR above the applicable interest rate floor in our senior credit facility would increase our annual interest cost by approximately $4 million. The following table provides information about our gross long-term debt subject to changes in interest rates (excluding the effect of our February 2012 debt transaction):

								Fair value at
	Debt maturing in,							December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	2011
	(In thousands)
Fixed rate (excluding Member notes)	$—	$—	$—	$—	$966,935	$600,000	$1,566,935	$1,614,445
Average interest rate	N/A	N/A	N/A	N/A	7.84%	10.75%	8.96%
Fixed rate Member notes	$—	$—	$—	$—	$—	$1,132,551	$1,132,551	$563,505
Average interest rate	N/A	N/A	N/A	N/A	N/A	3.42%	3.42%
Variable rate	$31,166	$—	$—	$343,834	$—	$—	$375,000	$375,000
Average interest rate	7.50%	N/A	N/A	7.50%	N/A	N/A	7.50%

Item 7A.        Quantitative and Qualitative Disclosures about Market Risk

We incorporate by reference the information appearing under “Market Risk” in Part II, Item 7 of this Form 10-K.

Item 8.           Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes to Consolidated Financial Statements, including the Independent Registered Public Accounting Firm’s Report thereon, referred to in Item 15(a)(1) of this Form 10-K, are included at pages 44 to 66 of this Form 10-K.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.        Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures are effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a- 15(e) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

Except as noted below, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

During the fourth quarter of 2011, MGM Resorts completed the transition of certain information technology processes and controls to a third-party service provider. The outsourced processes and controls primarily include the monitoring of database and system performance, servers, networks, and storage. In addition, the third party is providing help desk support, systems access and security and disaster recovery services.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.        Other Information

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

Information in this Item is incorporated by reference to the amendment to this Annual Report on Form 10-K to be filed with the Commission no later than 120 days following the end of the fiscal year ended December 31, 2011.

Item 11.         Executive Compensation

Information in this Item is incorporated by reference to the amendment to this Annual Report on Form 10-K to be filed with the Commission no later than 120 days following the end of the fiscal year ended December 31, 2011

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As reflected in the diagram of our organizational structure below, the Company is a holding company 50% owned by each Member.  The operating agreement between Infinity World and Project CC designates Project CC as the managing member, and as a result, Project CC has responsibility for the oversight and management of our day-to-day operations.  CityCenter Finance Corp. is a wholly owned subsidiary of the Company formed for the specific purpose of co-issuing the Company’s debt securities and, as of the date of this report, has no operations of its own and no material assets.

(1)                                 MGM Resorts Management Companies include CityCenter Facilities Management, LLC; Aria Resort Hotel & Casino, LLC; The Crystals at CityCenter Management LLC; Vdara Condo Hotel, LLC; and CityCenter Realty Corporation.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

Limited Liability Company Agreement

The Members amended and restated the Limited Liability Company Agreement of the Company on April 29, 2009 (as amended and restated, the “Operating Agreement”). Pursuant to the Operating Agreement, each Member owns a fifty percent interest in the Company, and they are the only members of the Company. The Operating Agreement also provides that each Member and their respective affiliates can engage in business activities, and own interests, that compete with CityCenter. All equity capital contributions required under the Operating Agreement have been funded by the Members, and consequently, no further capital contributions are required by either Member, subject to MGM Resort’s obligation to fund certain cost overruns in connection with the development and operation of CityCenter under the completion guarantee.

The exclusive power and authority to manage the Company is vested in our six-member board of directors (subject to intermittent vacancies), with three representatives appointed by Project CC and three appointed by Infinity World. All required approvals under the Operating Agreement require the approval of a majority of the then-directors in office, as well as that of at least one director designated by Project CC and one director designated by Infinity World. Our board of directors must approve, among other things, any annual operating budget, variances above a certain threshold from the annual operating budget, material amendment or modification to any Company business plan, the granting of any liens or security interest in any asset of the Company, any financing transaction involving the Company, any additional capital calls and any distributions. If, after twelve months, a required approval is not obtained for certain specified actions, Infinity World has 60 days to initiate a resolution process, pursuant to which Project CC would be required to either purchase Infinity World’s interest in the Company or sell its entire interest in the Company to Infinity World, in either case at a price determined pursuant to a formula set forth in the Operating Agreement. In addition, although Project CC is designated as the managing member of the Company, it has delegated such authority to MGM Resorts pursuant to the management agreements described below. Project CC serves as the managing member without payment of a fee. The Operating Agreement may only be amended with the written consent of each Member.

Management Agreements

We have entered into agreements with MGM Resorts whereby MGM Resorts was responsible for management of the design, planning, development and construction of CityCenter and is responsible for the ongoing management of CityCenter and the Company. MGM Resorts was reimbursed for certain costs incurred in performing the development services and we are paying MGM Resorts management fees as stipulated in each of the agreements referenced below.

Development Management Agreement. We entered into a development management agreement with MGM Resorts which provides for MGM Resorts to be the developer of CityCenter. In such capacity, MGM Resorts was responsible for all work necessary to complete CityCenter, and is responsible for managing residential sales at CityCenter and overseeing a service provider in the initial and ongoing retail leasing of Crystals.  MGM Resorts assigned certain of its employees to CityCenter as required to perform its obligations. MGM Resorts was reimbursed for costs incurred, primarily employee compensation, certain third-party costs, and customary expenses. Costs associated with MGM Resorts employees who do not work solely for the benefit of CityCenter are paid for by the Company based on an equitable and reasonable allocation of such costs.

Operations Management Agreements. We entered into the following agreements with MGM Resorts to provide for management of the ongoing operations of CityCenter:

•                  Hotel and Casino Operations and Hotel Assets Management Agreement. Pursuant to this agreement, MGM Resorts manages the operations of Aria and oversees the Mandarin Oriental component of CityCenter, which is and will continue to be managed by a third party. We pay MGM Resorts a fee equal to 2% of Aria’s revenue plus 5% of Aria’s EBITDAM (as defined in the agreement) for services under this agreement.

•                  Vdara Condo-Hotel Operations Management Agreement. Pursuant to this agreement, MGM Resorts manages the ongoing operations of Vdara Condo-Hotel. We are paying MGM Resorts a fee equal to 2% of Vdara’s revenue and 5% of Vdara’s EBITDAM (as defined in the agreement) for services under this agreement.

•                  Retail Management Agreement. Pursuant to this agreement, MGM Resorts is paid an annual fee of $3 million to manage the operations of the Crystals retail and entertainment district. This fee will be adjusted every five years based on the consumer price index.

In addition to the fees discussed above, we reimburse MGM Resorts for all direct costs associated with its management activities under each of the operations management agreements, which costs primarily consist of employee compensation expenses. MGM Resorts is not reimbursed for corporate overhead or other allocations under these operations management agreements. We have also agreed to indemnify MGM Resorts against any and all third-party claims arising from our gross negligence, willful misconduct, or breach of the respective management agreement. We receive a similar indemnity from MGM Resorts. Additionally, the operations management agreements require MGM Resorts to provide centralized services to CityCenter comparable to those that are provided to other U.S. MGM Resorts’ properties, and these agreements also govern the ownership of customer data. See “— Database Access Arrangement.”

During the years ended December 31, 2011, we incurred $33 million in management fees and reimbursed an additional $346 million in costs in connection with the management agreements discussed above. As of December 31, 2011, we owed MGM Resorts $49 million for management services and reimbursable costs.

We are able to terminate these operations management agreements upon a default by MGM Resorts only if the default will result in a loss that exceeds $25 million. MGM Resorts may terminate these agreements if required government approvals, such as gaming licenses, cannot be obtained (as reasonably determined by MGM Resorts). Infinity World may terminate these agreements if MGM Resorts breaches the standard of care set forth in the operations management agreements, there is a foreclosure on CityCenter, MGM Resorts commits a default that will result in a loss that exceeds $25 million or if EBITDAM (as defined in the agreements) for the components managed by MGM Resorts falls below 75% of the EBITDAM set forth in the project budgets for any two consecutive years. Either Infinity World or MGM Resorts may terminate these agreements if one such party acquires substantially all (more than 80%) of the other’s ownership interests in the Company and/or the joint venture relationship is terminated. The termination of the operations management agreements for Aria and Vdara will terminate all of the other operations management agreements. The termination of the Crystals management agreement will not affect the other two operations management agreements.

Todd English P.U.B.

We lease retail space in Crystals to OE Pub, LLC, a subsidiary of MGM Resorts International. We recorded $1 million of revenue related to this lease agreement during the year ended December 31, 2011.

Completion Guarantee

As of December 31, 2011, our remaining project costs were being funded pursuant to an unlimited completion and cost overrun guarantee provided by MGM Resorts and secured by its interests in the assets of Circus Circus Las Vegas and certain adjacent undeveloped land.  As of December 31, 2011, we estimated remaining project costs of approximately $57 million, which includes estimated litigation costs related to the resolution of disputes with contractors as to the final CityCenter construction costs and reflects certain offsets to the amounts claimed by the contractors. We have reached, or expect to reach, settlement agreements with most of the construction subcontractors. However, significant disputes remain with our general contractor and certain subcontractors.

In connection with our entrance into the Senior Credit Facility, MGM Resorts entered into a restated completion guarantee that will support remaining construction payables from the construction of CityCenter. The completion guarantee requires us to use the then remaining $124 million of the original $250 million of future net residential sale proceeds to fund construction costs, or to reimburse MGM Resorts from such net residential sale proceeds for construction costs previously expended.  However, such reimbursements are not permitted until final resolution of the lawsuit with Perini.  See below for more information regarding the Perini lawsuit.

As of December 31, 2011, we had received $645 million under the completion guarantee.  We have recorded a payable of $110 million related to these amounts, which represents the amount reimbursable to MGM Resorts from future residential proceeds.

Aircraft Agreement

We entered into an agreement with MGM Resorts whereby MGM Resorts provides us the use of its aircraft on a time sharing basis. We are charged a rate that is based on Federal Aviation Administration regulations, which provides for reimbursement for specific costs incurred by MGM Resorts without any profit or mark-up, which is less than we believe that we would pay an unrelated third party. During the year ended December 31, 2011 we reimbursed MGM Resorts $3 million for aircraft related expenses.

Member Notes

On October 31, 2008, we issued to each of the Members a Member Note, each in the principal amount of $500 million. The Member Notes bear interest at a rate of 3.42% compounding semi-annually and mature on September 30, 2016. In connection with the consummation of the Senior Credit Facility, we issued to each of the Members a Restated Member Note, each in the principal amount of approximately $547 million, representing the principal and accrued but unpaid interest currently owing under each of the Member Notes. The maturity date under each of the Restated Member Notes was extended to January 15, 2018. Each Restated Member Note is subordinate to both the notes and the senior credit facility, and all interest thereunder will be payable solely in kind. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Principal Debt Arrangements” for a further discussion of the terms of the Member Notes.

Database Access Arrangement

Pursuant to the three operations management agreements between us and MGM Resorts and discussed above, we have the contractual right to participate in the MGM Resorts Player’s Club casino customer loyalty program and to utilize other database resources, which requires MGM Resorts to permit us to participate in such programs on the same basis as its other hotel casino properties participate in them (pursuant to rules and policies which may be amended by MGM Resorts from time to time). The agreements provide that data related to customers of CityCenter who are not also customers of other MGM Resorts properties is the exclusive proprietary information of CityCenter and data related to customers of other MGM Resorts properties who are not also customers of CityCenter is the exclusive proprietary information of MGM

Resorts. MGM Resorts has rules and policies concerning the Player’s Club program and other non-gaming customer database resources owned and maintained by MGM Resorts, including rules of use for accessing common customers and customers who have been designated as inactive. The rules and policies are designed to ensure that customers receive promotional offers in a methodical manner from properties where they have an existing relationship rather than inundating them with offers from properties that they do not frequent, which will cause confusion and decrease the likelihood of successfully engaging the customer. We have no specific contractual right to access the data of exclusive customers of other MGM Resorts properties for marketing purposes. MGM Resorts provided access to this portion of its databases until November 2011 to assist us to develop our customer base, and since such date we have had other limited access.  However, we have no contractual right to continue to enjoy access to the data of exclusive customers of other MGM Resorts properties.

Other Transactions with MGM Resorts

We have various arrangements with MGM Resorts for the provision of certain shared services, reimbursement of costs and other transactions undertaken in the ordinary course of business, including the following arrangements:

•                  Central Plant Excess Capacity Arrangement. This arrangement provides that CityCenter Land, LLC, as the owner and developer of a central energy plant, shall give MGM Resorts and its wholly owned properties located within a 1/2 mile radius of CityCenter the right of first offer to purchase any excess energy that is not needed by CityCenter at a price that is reasonably equivalent to what is charged to the various CityCenter component users for such energy services.

•                  License Arrangement. This arrangement provides that we shall license to MGM Resorts certain intellectual property that we currently, or in the future will, have rights to in connection with its duties under the three operations management agreements and development management agreement described in this section. We cannot terminate this license until the applicable management agreement has been terminated, and upon such termination, this license will terminate only with respect to the intellectual property of the component for such management agreement. MGM Resorts does not pay us for this license. If MGM Resorts does not comply with the quality standards as established under the applicable management agreement, then Infinity World can enforce such quality standards.

•                  Arrangement in respect of the Use of Off-Site Buildings. Pursuant to this arrangement, the Company has the right to the use of certain off-site buildings owned by MGM Resorts for the purpose of pre- and post-completion design and construction of CityCenter and the marketing and sale of residential units. The Company has agreed to reimburse MGM Resorts for certain costs and expenses relating to the use and operation of the off-site buildings.

•                  People Mover Agreement. The Company has entered into an agreement with MGM Resorts, Bellagio, LLC and Victoria Partners, pursuant to which the parties have agreed to jointly construct, own and operate an automated people mover system (the “APM”). The parties share in the joint income, if applicable, and cost of operating the APM. A party may elect to demolish a portion of the APM, subject to an obligation to reimburse the other parties for their proportionate share of the unamortized construction cost of the APM of up to $150 million if such destruction causes the APM to stop running.

•                  Veer Towers Sales and Marketing Agreement. Pursuant to this agreement, CityCenter Veer Towers Development, LLC engages MGM Resorts as its exclusive sales and marketing agent for the sale of the Veer condominium units. The agreement provides that MGM Resorts is entitled to the reimbursement of all out-of-pocket costs and expenses incurred by it in the performance of its duties under the agreement.

•                  Boutique Residential Sales and Marketing Agreement. Pursuant to this agreement, CityCenter Boutique Residential Development, LLC engages MGM Resorts as its exclusive sales and marketing agent for the sale of the Mandarin Oriental condominium units. The agreement provides that MGM Resorts is entitled to the reimbursement of all out-of-pocket costs and expenses incurred by it in the performance of its duties under the agreement.

•                  Vdara Sales and Marketing Agreement. Pursuant to this agreement, CityCenter Vdara Development, LLC engages MGM Resorts as its exclusive sales and marketing agent for the sale of the Vdara condominium units. The agreement provides that MGM Resorts is entitled to the reimbursement of all out-of-pocket costs and expenses incurred by it in the performance of its duties under the agreement.

•                  Fire Station Development Agreement. Pursuant to this agreement, we and MGM Resorts agreed to lease a fire station building and site to Clark County, and twelve parking stalls were allocated for use by Clark County in connection with the fire station located on our property.

•                  Frank Sinatra Parking Garage and Access Easement Agreement. Pursuant to this agreement, we granted a parking easement to MGM Resorts for approximately 3,000 vehicles in the Sinatra Parking Structure on our property. The easement benefits Monte Carlo Resort & Casino. MGM Resorts pays us its pro rata share of the operating, maintenance and repair expenses for the Sinatra Parking Structure and the access areas thereto and a reasonable administrative fee not to exceed 10% in accordance with the portion of parking spaces allocated to each party.

•                  Declaration of Vdara Easements and Covenants. Pursuant to this agreement, MGM Resorts granted to us a parking easement for approximately 1,700 vehicles that allows Vdara hotel guests and condominium owners to park in the Bellagio parking garage, an easement for pedestrian access and an easement for encroachments. We granted to MGM Resorts an easement for vehicular access and an easement for encroachments. We are obligated to pay to MGM Resorts expenses it incurs in operating, maintaining and repairing the easement areas and a reasonable administrative fee not to exceed 10%.

•                  Parking and Access Easement Agreement. Pursuant to this agreement, we granted an easement to the Veer Towers Unit Owners Association for access and parking of approximately 420 vehicles at Aria and the Sinatra Parking Structure by owners of condominium units at Veer Towers and their guests and invitees. The Veer Towers Unit Owners Association granted an access easement to us. The Veer Towers Unit Owners Association is obligated to pay to us its pro rata share of the expenses of operating, maintaining and repairing the parking structures and an administrative fee up to 15%.

•                  Reciprocal Easement Agreement for Joint Roadway. Pursuant to this agreement, we and MGM Resorts agreed to a reciprocal easement setting forth the fundamental scheme of operating and maintaining a roadway serving us and a resort owned by MGM Resorts, the Monte Carlo. We are obligated to pay to MGM Resorts expenses incurred by it in operating, maintaining and repairing the easement area and a reasonable administrative fee not to exceed 10%.

•                  Reciprocal Easement and Access Agreement. Pursuant to this agreement, we and MGM Resorts agreed to a reciprocal easement setting forth the fundamental scheme of operating and maintaining Frank Sinatra Drive, a roadway serving us and two other resorts owned by MGM Resorts, Bellagio and Monte Carlo.

•                  Bond in Lieu of Escrow Deposits, Bond Number 001226. Pursuant to this agreement, we obtained a bond in the amount of $150,000,000 from M3 Nevada Insurance Company, a wholly owned subsidiary of MGM Resorts, in lieu of holding deposits in escrow received from purchasers in connection with the purchase of units at the Mandarin.

•                  Bond in Lieu of Escrow Deposits, Bond Number 001227. Pursuant to this agreement, we obtained a bond in the amount of $100,000,000 from M3 Nevada Insurance Company, a wholly owned subsidiary of MGM Resorts, in lieu of holding deposits in escrow received from purchasers in connection with the purchase of units at Vdara Condo Hotel.

•      Bond in Lieu of Escrow Deposits, Bond Number 001228. Pursuant to this agreement, we obtained a bond in the amount of $60,000,000 from M3 Nevada Insurance Company, a wholly owned subsidiary of MGM Resorts, in lieu of holding deposits in escrow received from purchasers in connection with the purchase of units at Veer West.

•                  Bond in Lieu of Escrow Deposits, Bond Number 001229. Pursuant to this agreement, we obtained a bond in the amount of $60,000,000 from M3 Nevada Insurance Company, a wholly owned subsidiary of MGM Resorts, in lieu of holding deposits in escrow received from purchasers in connection with the purchase of units at Veer East.

•                  Real Property Agreement and Escrow Instructions. Pursuant to this agreement, we and MGM Resorts, as co-owners of the Frank Sinatra Drive roadway, granted an easement in such roadway, and sold a portion of such easement, to the Nevada Power Company. We and MGM Resorts made a contribution in aid of construction to the Nevada Power Company for the unsold portion of the easement. We and MGM Resorts are jointly and severally liable for certain taxes in connection with these grants and transfers.

•                  Bellagio Ground Lease. Pursuant to this agreement, MGM Resorts leased us a parcel of land for the development of CityCenter for one dollar per year. MGM Resorts subsequently deeded us this parcel.

•                  Land Transfer Arrangement. This arrangement provides that MGM Resorts shall transfer to us the real estate for the Mandarin, Harmon, Vdara and Veer condo units before the closing on the sale of such units and the real estate for the remainder of CityCenter before the subdivision map that unifies such real estate is recorded.

•                  Harmon Sales and Marketing Agreement. Pursuant to this agreement, CityCenter Harmon Development, LLC engages MGM Resorts as its exclusive sales and marketing agent for the sale of the Harmon condominium units. The agreement provides that MGM Resorts is entitled to the reimbursement of all out-of-pocket costs and expenses incurred by it in the performance of its duties under the agreement.

We also enter into various transactions with MGM Resorts and its wholly owned properties in the ordinary course of business, including providing services to customers of MGM Resorts for which we are reimbursed and vice versa.

Item 14.                 Principal Accounting Fees and Services

The following table sets forth fees paid to our auditors, Deloitte & Touche LLP, in 2011 and 2010 for audit and non-audit services:

	2011	2010
	(In thousands)
Audit fees	$823	$690
Audit-related fees	109	93
	$932	$783

Audit fees include the aggregate fees billed for professional services rendered for the audit of our annual financial statements, the review of financial statements included in our quarterly reports and statutory reporting required by certain gaming regulations.

The category of “Audit-related fees” includes audit fees related to nonrecurring transactions such as impairment reviews and accounting consultations.

The Audit Committee approved all of the services described above in accordance with the Company’s pre-approval policy.

Pre-Approved Policies and Procedures

Our Audit Committee Charter contains our policy related to pre-approval of services provided by the independent auditor. Pursuant to this policy, the Audit Committee, in its discretion, may delegate to two or more of its members (so long as such members include at least one person appointed by each Member) the authority to pre-approve non-audit engagements.  Any such pre-approval by such committee members must be presented to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)(1)          Financial Statements.

Included in Part II of this form 10-K:

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets — December 31, 2011 and 2010
Consolidated Statements of Operations — Years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows — Years ended December 31, 2011, 2010 and 2009
Consolidated Statement of Members’ Equity— Years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

(a)(2)          Financial Statement Schedule.

Years ended December 31, 2011, 2010 and 2009

Schedule II — Valuation and Qualifying Accounts

We have omitted schedules other than the one listed above because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

(a)(3)          Exhibits.

Exhibit Number	Description

3.1	Certificate of Formation of CityCenter Holdings, LLC (1).

3.2	Amended and Restated Limited Liability Company Agreement of CityCenter Holdings, LLC(1).

4.1

Indenture, dated as of January 21, 2011, by and among CityCenter Holdings, LLC, CityCenter Finance Corp., the guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent (1).

4.2

Indenture, dated as of January 21, 2011, by and among CityCenter Holdings, LLC, CityCenter Finance Corp., the guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent (1).

4.3

First Supplemental Indenture, dated as of February 17, 2012, among CityCenter Holdings, LLC, CityCenter Finance Corp., the guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent.

4.4	Registration Rights Agreement, dated as of February 17, 2012, among CityCenter Holdings, LLC, CityCenter Finance Corp., the guarantors party thereto and the initial purchasers listed therein.

10.1	Amended and Restated Credit Agreement, dated January 10, 2011, among CityCenter Holdings, LLC, Bank of America, N.A., as administrative agent and lender, and the other lenders named therein (1).

10.2

Amended and Restated Guaranty (CityCenter Holdings, LLC Amended and Restated Credit Agreement) dated as of January 10, 2011, by certain subsidiaries of CityCenter Holdings, LLC parties thereto in favor of the Beneficiary (as defined therein) (1).

10.3

Amended and Restated Guaranty (CityCenter Holdings, LLC Amended and Restated Credit Agreement) dated as of January 10, 2011, by CityCenter Land, LLC in favor of the Beneficiary (as defined therein) (1).

10.4

Amended and Restated Security Agreement dated as of January 10, 2011, by CityCenter Holdings, LLC in favor of Bank of America, N.A., as collateral agent for the benefit of the Secured Party (as defined therein) (1).

Exhibit Number	Description

10.5

Amended and Restated Security Agreement dated as of January 10, 2011, by certain subsidiaries of CityCenter Holdings, LLC parties thereto in favor of Bank of America, N.A., as Collateral Agent for the benefit of the Secured Party (as defined therein) (1).

10.6

Amended and Restated Security Agreement dated as of January 10, 2011, by CityCenter Land, LLC in favor of Bank of America, N.A., as collateral agent for the benefit of the Secured Party (as defined therein) (1).

10.7

First Lien Security Agreement dated as of January 21, 2011, by each of the parties named as grantors therein, jointly and severally, in favor of U.S. Bank National Association as collateral agent for the benefit of the Secured Party (as defined therein) (1).

10.8

Second Lien Security Agreement dated as of January 21, 2011, by each of the parties named as grantors therein, jointly and severally, in favor of U.S. Bank National Association as collateral agent for the benefit of the Secured Party (as defined therein) (1).

10.9	Second Amended and Restated Sponsor Completion Guarantee, dated January 21, 2011, among the MGM Resorts International, Bank of America, N.A. and U.S. Bank National Association (1).

10.10	Second Amended and Restated Sponsor Subordinated Note, dated as of January 1, 2011, by CityCenter Holdings, LLC in favor of Infinity World Development Corp. (1).

10.11	Second Amended and Restated Sponsor Subordinated Note, dated as of January 1, 2011, by CityCenter Holdings, LLC in favor of Project CC, LLC (1).

10.12

Hotel and Casino Operations and Hotel Assets Management Agreement among Project CC, LLC, Aria Hotel & Casino, LLC, MGM Resorts International (formerly known as MGM MIRAGE) and CityCenter Land, LLC dated November 15, 2007, amended by Amendment No. 1 to Hotel and Casino Operations and Hotel Assets Management Agreement dated as of April 29, 2009 (1).

10.13

Condo-Hotel Operations Management Agreement between Vdara Condo Hotel, LLC and CityCenter Vdara Development, LLC dated November 15,2007, amended by Amendment No.1 to Condo-Hotel Operations Management Agreement dated as of April 29, 2009 (1).

10.14

Retail Management Agreement among Project CC, LLC, The Crystals at CityCenter Management, LLC, MGM Resorts International (formerly known as MGM MIRAGE) and CityCenter Holdings, LLC dated November 15, 2007, amended by Amendment No.1 to Retail Management Agreement dated as of April 29, 2009 (1).

21.1	List of Subsidiaries (2).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a - 14(a) and Rule 15d - 14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a - 14(a) and Rule 15d - 14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (3).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (3).

(1)	Previously filed with our Registration Statement on Form S-4 (File No. 333-177078) filed on September 29, 2011 and incorporated by reference herein.

(2)	Previously filed with our Registration Statement on Form S-4/A (File No. 333-177078) filed on November 18, 2011 and incorporated by reference herein.

(3)

Exhibits 32.1 and 32.2 shall not be deemed filed with the Securities and Exchange Commission, nor shall they be deemed incorporated by reference in any filing with the Securities and exchange Commission under the Securities Exchange Act of 1934 or the Securities Act of 1933, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

CityCenter Holdings, LLC

We have audited the accompanying consolidated balance sheets of CityCenter Holdings, LLC and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the consolidated financial statement schedule of Valuation and Qualifying Accounts included in Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CityCenter Holdings, LLC and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

February 20, 2012  (except for Note 16 for which the date is March 23, 2012)

CITYCENTER HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2011	2010

ASSETS

Current assets
Cash and cash equivalents	$171,547	$78,442
Restricted cash	93,324	—
Accounts receivable, net	85,936	95,906
Inventories	21,681	20,587
Prepaid expenses and other current assets	20,652	16,711
Total current assets	393,140	211,646

Residential real estate	118,378	312,793

Property and equipment, net	8,744,605	8,909,551

Other assets
Intangible assets, net	26,756	28,072
Debt issuance costs, net	50,277	29,757
Residential mortgage notes receivable, net	48,643	61,160
Deposits and other assets, net	80,131	88,838
Total other assets	205,807	207,827
	$9,461,930	$9,641,817

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities
Accounts payable	$24,067	$18,191
Construction payable	36,689	77,927
Current portion of long-term debt	31,166	—
Due to MGM Resorts International	159,150	159,247
Other accrued liabilities	124,798	125,949
Total current liabilities	375,870	381,314

Long-term debt	1,910,769	1,852,625
Long-term debt - related parties, net	563,505	894,074
Other long-term obligations	16,892	5,497

Commitments and contingencies (Note 12)

Members’ equity	6,594,894	6,508,307
	$9,461,930	$9,641,817

The accompanying notes are an integral part of these consolidated financial statements.

CITYCENTER HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Revenues
Casino	$445,492	$351,326	$48,265
Rooms	333,039	250,949	8,950
Food and beverage	264,550	241,127	11,665
Entertainment	53,290	58,439	2,967
Retail	65,149	48,900	2,518
Residential	24,425	490,293	2,648
Other	41,480	35,909	1,314
	1,227,425	1,476,943	78,327
Less: Promotional allowances	(145,564)	(144,880)	(9,036)
	1,081,861	1,332,063	69,291
Expenses
Casino	245,298	241,217	22,750
Rooms	94,122	73,414	3,767
Food and beverage	161,768	164,392	10,146
Entertainment	50,940	49,641	1,310
Retail	24,123	25,885	1,096
Residential	17,454	395,744	209
Other	27,164	24,335	1,337
General and administrative	248,888	288,739	28,698
Preopening and start-up expenses	—	6,202	104,805
Property transactions, net	53,595	614,160	386,385
Depreciation and amortization	370,141	319,179	13,747
	1,293,493	2,202,908	574,250

Operating loss	(211,632)	(870,845)	(504,959)

Non-operating income (expense)
Interest income	3,646	1,845	1,949
Interest expense, net	(267,836)	(240,731)	(7,011)
Loss on extinguishment of debt	(23,578)	—	—
Other, net	(2,774)	(5,459)	(12,309)
	(290,542)	(244,345)	(17,371)

Net loss	$(502,174)	$(1,115,190)	$(522,330)

The accompanying notes are an integral part of these consolidated financial statements.

CITYCENTER HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net loss	$(502,174)	$(1,115,190)	$(522,330)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	370,141	319,179	19,958
Non-cash rent expense	—	8,304	8,304
Amortization of debt discounts and issue costs	55,233	90,894	29,956
Pay-in-kind interest	104,697	63,762	—
Loss on retirement of long-term debt	23,578	—	—
Write-off of debt issuance costs	3,016	—	5,746
Property transactions, net	53,595	614,160	386,385
Provision for doubtful accounts	23,587	19,883	2,180
Change in fair value of interest rate cap	—	4,531	2,901
Change in current assets and liabilities:
Accounts receivable	(13,617)	(44,314)	(73,655)
Inventories	(1,094)	(4,733)	(15,854)
Prepaid expenses and other	(3,884)	34,236	(40,485)
Accounts payable and accrued liabilities	14,672	55,337	55,808
Change in residential real estate	(14,177)	176,650	(712,192)
Change in residential deposits	(2,108)	(308,856)	(8,425)
Change in residential mortgage notes receivable	12,460	(61,975)	—
Other	1,469	(3,405)	(3,418)
Net cash provided by (used in) operating activities	125,394	(151,537)	(865,121)

Cash flows from investing activities
Capital expenditures, net of construction payable	(78,725)	(453,652)	(2,430,267)
(Increase) decrease in restricted cash	(159,188)	—	1,003,847
Payments of interest expense from restricted cash	66,003	—	—
Other	(740)	(230)	1,144
Net cash used in investing activities	(172,650)	(453,882)	(1,425,276)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities — maturities of three months or less	(1,477,625)	—	923,511
Borrowings under bank credit facilities — maturities longer than three months	—	—	2,309,279
Repayments under bank credit facilities — maturities longer than three months	—	—	(2,409,279)
Issuance of senior secured notes	1,500,000	—	—
Cash contributions from Members	165,496	335,500	1,461,272
Advances received under MGM Resorts International completion guarantee	—	250,000	—
Due to MGM Resorts International	14,122	16,054	46,692
Debt issuance costs	(62,476)	(3,331)	(11,375)
Interest rate cap transaction	—	—	(7,499)
Other	844	(3,108)	—
Net cash provided by financing activities	140,361	595,115	2,312,601

Cash and cash equivalents
Net increase (decrease) for the period	93,105	(10,304)	22,204
Balance, beginning of period	78,442	88,746	66,542
Balance, end of period	$171,547	$78,442	$88,746

The accompanying notes are an integral part of these consolidated financial statements.

CITYCENTER HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

(In thousands)

Balance at January 1, 2009	$6,188,359

Cash contributions by Members	1,461,272

Other	2,072
Net loss	(522,330)

Balance at December 31, 2009	7,129,373

Cash contributions by Members	335,500
Amounts due to MGM Resorts International reclassified to equity (Notes 13 and 14)	158,624

Net loss	(1,115,190)

Balance at December 31, 2010	6,508,307

Cash contributions by Members	165,496
Discount on Members’ notes	409,046
Amounts due to MGM Resorts International reclassified to equity (Notes 13 and 14)	14,219

Net loss	(502,174)

Balance at December 31, 2011	$6,594,894

The accompanying notes are an integral part of these consolidated financial statements.

CITYCENTER HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS

Organization.  CityCenter Holdings, LLC (the “Company”) is a Delaware limited liability company formed on November 2, 2007.  The Company was formed to acquire, own, develop and operate the CityCenter development (“CityCenter”) in Las Vegas, Nevada. The Company is a joint venture which is 50%-owned by a wholly owned subsidiary of MGM Resorts International (together with its wholly owned subsidiaries, “MGM Resorts”), a Delaware corporation, and 50%-owned by Infinity World Development Corp (“Infinity World”), which is wholly owned by Dubai World, a Dubai United Emirates government decree entity (each, a “Member”).  The governing document for the Company is the Amended and Restated Limited Liability Company Agreement dated April 29, 2009 (the “LLC Agreement”).

Under the LLC Agreement, the Board of Directors of the Company is composed of six representatives (subject to intermittent vacancies) — three selected by each Member — and has exclusive power and authority for the overall management of the Company.  Compensation for Board of Directors’ duties is borne by the Members.  The Company has no employees and has entered into several agreements with MGM Resorts to provide for the development and day-to-day management of CityCenter and the Company. See Note 15 for further discussion of such agreements.

Nature of Business. CityCenter is a mixed-use development on the Las Vegas Strip located between the Bellagio and Monte Carlo resorts, both owned by MGM Resorts. CityCenter consists of the following components:

•                  Aria Resort & Casino, a 4,004-room casino resort featuring an approximately 150,000 square-foot casino, an approximately 1,800-seat showroom, approximately 300,000 square feet of conference and convention space, and numerous world-class restaurants, nightclubs and bars, and pool and spa amenities;

•                  The Vdara Hotel and Spa, a luxury condominium-hotel with 1,495 units;

•                  Mandarin Oriental, Las Vegas, a 392-room non-gaming boutique hotel managed by luxury hotelier Mandarin Oriental Hotel Group, as well as 225 luxury residential units;

•                  The Veer Towers, 669 units in two towers consisting entirely of luxury residential condominium units; and

•                  The Crystals retail district with approximately 329,000 of currently leasable square feet of retail shops, dining, and entertainment venues.

Substantially all of the operations of CityCenter commenced in December 2009, and closing of sales of residential condominium units began in early 2010. In January 2009, the Company postponed the completion of the Harmon Hotel & Spa (“Harmon”), a planned 400-room non-gaming boutique hotel, until such time as MGM Resorts and Infinity World mutually agree to proceed with its completion, and cancelled the development of the originally planned Harmon residential units. During the third quarter of 2010, the Company determined that it was unlikely that the Harmon would be completed using the building as it now stands.  See Note 10 for discussion of the related impairment charge and Note 12 for further discussion of the status of the Harmon.

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation.  The consolidated financial statements include the accounts of the Company and its subsidiaries.  The Company does not have a variable interest in any variable interest entities.  All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying audited consolidated financial statements contain all adjustments — which include only normal recurring adjustments — necessary to present fairly the Company’s financial position as of December 31, 2011 and 2010, and the results of its operations and cash flows for the years ended December 31, 2011, 2010 and 2009.  The results of operations for such periods are not necessarily indicative of the results to be expected in the future.

Reclassifications.  Certain reclassifications, which have no effect on previously reported net loss, have been made to the 2010 and 2009 financial statements to conform to the 2011 presentation.  The Company reclassified hotel resort fees to “Rooms” revenue from “Other” revenue. The total amount reclassified to “Rooms” revenue for the years ended December 31, 2010 was $4 million.  Pursuant to the guidance in the recently issued AICPA Audit and Accounting Guide, Gaming, the Company also reclassified certain amounts paid under slot participation agreements from a reduction in casino revenue to casino expense.  Slot participation fees were approximately $2 million in the year ended December 31, 2010 and less than $1 million in the year ended December 31, 2009. The Company reclassified residential deposits of $2 million, which were previously separately stated as of December 31, 2010 on the consolidated balance sheet, to “Other accrued liabilities.” The Company reclassified paid-in-kind interest on its prior senior credit facility of $29 million from “Other” to “Paid-in-kind interest” in the statement of cash flows for the year ended December 31, 2010. The Company also separately disclosed paid-in-kind interest on the Member notes of $35 million in the supplemental cash flow; see Note 13. For the year ended December 31, 2010 the company changed its presentation for netting borrowings and repayments under bank credit facilities within cash flows from financing activities from maturities of 90 days or less to maturities of three months or less.  The change in classification has no effect on total net cash provided by financing activities.

Management’s use of estimates.  The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  Those principles require the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair value measurements. Fair value measurements affect the Company’s accounting for and impairment assessments of its long-lived assets, residential real-estate, residential mortgage notes, interest rate cap agreement, and intangible assets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: “Level 1” inputs, such as quoted prices in an active market; “Level 2” inputs, which are observable inputs for similar assets; or “Level 3” inputs, which are unobservable inputs.

When assessing impairment of its residential real estate, the Company estimates fair value less costs to sell utilizing Level 3 inputs, including a discounted cash flow analysis based on management’s current expectations of future cash flows. See Note 4 for further discussion.

The Company values its residential mortgage notes using a discounted cash flow analysis based on Level 3 inputs, including contractual cash flows and discount rates based on market indicators. See Note 7 for further discussion.

The Company valued its Member notes using a discounted cash flow analysis incorporating the contractual cash flows. The discount rate used in the analysis considered the credit worthiness of the Company and the seniority of the Member notes based on Level 3 inputs.  See Note 9 for further discussion.

The fair value of the Company’s interest rate cap is measured using Level 2 inputs which consist of an estimated trading value based on similar derivative instruments, a recovery rate assumption, and an adjustment for non-performance risk.

Cash and cash equivalents.  Cash and cash equivalents include investments and interest bearing instruments with maturities of three months or less at the date of acquisition.  Such investments are carried at cost, which approximates fair value.

Restricted cash.  Restricted cash includes amounts funded to the interest escrow account established in connection with the Company’s January 2011 financing transactions. These amounts are restricted for the purpose of funding scheduled interest payments for the benefit of the holders of the first lien notes and the lenders under the restated senior credit facility as discussed in Note 9.  As of December 31, 2011, the entire balance of $93 million relates to amounts due within one year and is recorded in “Restricted cash” in the Company’s consolidated balance sheet.

Accounts receivable and credit risk.  The Company issues markers to approved casino customers following investigations of creditworthiness. At December 31, 2011, approximately 75% of the Company’s receivables were due from customers residing in foreign countries. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

Trade receivables, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their estimated realizable amount, which approximates fair value. The allowance is estimated based on a specific review of customer accounts as well as historical collection experience of similar casino resorts and current economic and business conditions. Management believes that as of December 31, 2011, no significant concentrations of credit risk existed.

Inventories.  Inventories consist primarily of food and beverage, retail merchandise and operating supplies, and are stated at the lower of cost or market.  Cost is determined primarily by the average cost method for food and beverage and operating supplies.  Cost for retail merchandise is determined using the retail inventory method or specific identification method.

Residential mortgage notes receivable. Certain buyers of CityCenter’s residential units participated in the Company’s seller financing program, whereby the Company provided first mortgage financing. All mortgage notes are classified as held for sale and are reported at the lower of cost or fair value, determined based on management’s assessment of the market terms of each mortgage note and its collectibility.  The evaluation of collectibility is based on several factors including past payment history, creditworthiness, loan-to-value ratios, underlying collateral, and present economic conditions.  See Note 7 for additional information on residential mortgage notes receivable.

Interest income is recognized as earned over the terms of the mortgage loans based on the contractual interest rates.  The Company records interest income related to these mortgage notes in non-operating “Interest income” in the consolidated statement of operations.

Interest rate cap. Under its prior senior credit facility, the Company was required to enter into an interest rate cap agreement in order to manage interest rate risk.  Under the terms of the agreement, LIBOR is capped at 3.5% and the notional amount of debt is $900 million.  The interest rate cap terminates in March 2012.  The interest rate cap is an economic hedge and is recorded at its fair value in the consolidated balance sheets with gains or losses due to changes in fair value recorded in “Other, net” in the accompanying consolidated statements of operations.  The interest rate cap had a nominal fair value at both December 31, 2011 and 2010.

Project costs. The Company allocates project costs incurred to develop CityCenter using various allocation methods, including:

•                  Specific identification — primary method used for construction costs on specific elements of the project where the Company is billed directly by the contractor; this method is also used for land directly associated with operating elements of the project;

•                  Relative fair value — primary method used for land and site improvements which generally benefit the entire project, as well as certain construction costs that benefit multiple project elements; and

•                  Area or other methods — used when appropriate, such as for allocating the cost of parking garages (allocated on a per-space basis).

Project costs are stated at cost (which includes adjustments made upon the initial contribution by MGM Resorts) unless determined to be impaired, in which case the carrying value is reduced to estimated fair value. Project costs and the related construction payable may change materially as construction contracts are closed out and final invoices and payments are resolved.  As discussed in Note 14, the Company’s remaining project costs are being funded pursuant to an unlimited completion and cost overrun guarantee from MGM Resorts, which is secured by MGM Resorts’ interests in the assets of Circus Circus Las Vegas and certain adjacent undeveloped land. As of December 31, 2011, the Company estimated remaining project costs of approximately $57 million, which includes estimated litigation costs related to the resolution of disputes with contractors as to the final construction costs and reflects certain offsets to the amounts claimed by the contractors. The Company has reached settlement agreements with most of the construction subcontractors. However, significant disputes remain with the Company’s general contractor and certain subcontractors.  See Note 12.

Residential real estate.  Residential real estate represents capitalized costs of wholly owned residential inventory, which consists entirely of completed condominium and condominium-hotel units available for sale. Prior to completion, real estate under development (“REUD”) consisted of construction-in-progress of unfinished residential units. Costs include land, direct and indirect construction and development costs, and capitalized property taxes and interest.  See Note 4 for further discussion of residential real estate.

Residential operating expenses include cost of real estate sold, holding costs, selling costs, indirect selling costs and valuation allowances for residential mortgage notes receivable. Costs associated with residential sales were deferred during construction, except for indirect selling costs and general and administrative expense, which were expensed as incurred.

Property and equipment.  Property and equipment are stated at cost.  Upon formation in 2007, the Company recorded a 50% step-up for the fair value of the assets contributed by MGM Resorts.  Gains or losses on dispositions of property and equipment are included in the determination of income or loss. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Property and equipment are depreciated over the following estimated useful lives on a straight-line basis:

Buildings and improvements	20 to 40 years
Land improvements	10 to 20 years
Furniture and fixtures	3 to 20 years
Equipment	3 to 20 years

Capitalized interest.  The interest cost associated with development and construction projects is capitalized and included in the cost of the project. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period.

Impairment of long-lived assets and residential real estate. The Company evaluates its property and equipment and residential real estate for impairment based on its classification as a) held for sale or b) to be held and used. Several criteria must be met before a long-lived asset is classified as held for sale, including that management with the appropriate authority commits to a plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. Specifically, residential real estate must be considered as held and used while under development and held for sale when construction of the asset is substantially complete. For assets classified as held for sale, the Company recognizes the asset at the lower of cost or fair value less costs to sell, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. The Company reviews assets to be held and used for impairment whenever indicators of impairment exist. It then compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying amount of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying amount, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.

Intangible assets.  Indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment test for indefinite-lived intangible assets in the fourth quarter of each fiscal year. See Note 6 for further discussion.

Debt issuance costs.  The Company capitalizes debt issuance costs, which include legal and other direct costs related to the issuance of debt.  The capitalized costs are amortized straight-line, which approximates the effective interest method, as interest over the contractual term of the debt.

Revenue recognition and promotional allowances. Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs (“casino front money”) and for chips in the customers’ possession (“outstanding chip liability”). Hotel, food and beverage, entertainment and other operating revenues are recognized as services are performed. Advance deposits on rooms and advance ticket sales are recorded as accrued liabilities until services are provided to the customer.

Gaming revenues are recognized net of certain sales incentives, including discounts and points earned in point-loyalty programs. The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Rooms	$26,099	$32,245	$2,717
Food and beverage	49,257	51,159	5,464
Other	10,387	10,952	775
	$85,743	$94,356	$8,956

Real estate sales — revenue recognition and customer deposits.  Revenue for residential sales is deferred until closing occurs, which is when title, possession and other attributes of ownership have been transferred to the buyer and the Company is not obligated to perform activities after the sale.  Additionally, the buyer’s initial and continuing investment must be adequate to demonstrate a commitment to pay, and the buyer’s receivable cannot be subject to future subordination. Prior to closing, customer deposits are deferred as liabilities.

Customer deposits represent funds received from prospective condominium buyers subject to individual sales contracts.  Under relevant laws and regulations, upon buyer default the Company may retain a maximum buyer’s deposit of 15% of the sales price unless damages in excess of 15% of the purchase price can be proven.  The standard deposit for a CityCenter residential unit was originally 20% of the sales price, which was increased to 30% beginning in 2010.  The retained portion of forfeited deposits is included in residential revenue.

Leases where the Company is a lessor.  The majority of the Company’s revenue from leasing activities relates to Crystals. Minimum rental revenue, if applicable to the lease, is recognized on a straight-line basis over the terms of the related leases. Revenue from contingent rent is recognized as earned. The Company provides construction allowances to certain tenants. Construction allowances are recorded as fixed assets if the Company has determined it is the owner of such improvements for accounting purposes; improvements related specifically to the current tenant are depreciated over the shorter of the asset life or lease term.

Loyalty programs.   Aria participates in the MGM Resorts’ M life loyalty program (“M life”).  Customers earn points based on their slots play, which can be redeemed for free play at Aria and at any of MGM Resorts’ other participating resorts.  Beginning in January 2011, customers also earn separate points or credits (“express comps”) based on their slot play and table games play, which can be redeemed for complimentary services, including hotel rooms, food and beverage, and entertainment.  The Company records a liability for points earned less an estimate for points not expected to be redeemed and a corresponding reduction in casino revenue.  The Company reduces this liability and records revenue when points are redeemed.  The Company also records a liability for the estimated costs of providing services for express comps based on the express comps earned multiplied by a cost margin less an estimate for express comps not expected to be redeemed and records a corresponding casino expense.  The Company’s liability is included in “Due to MGM Resorts International” — see Note 15. Customers’ overall level of table games and slots play is also tracked and used by management in awarding discretionary complimentaries — free rooms, food and beverage and other services — for which no liability is recorded.

Preopening and start-up expenses.  Costs incurred for one-time activities during the start-up phase of operations are accounted for as preopening and start-up costs. Preopening and start-up costs, including organizational costs, are expensed as incurred.  Costs classified as preopening and start-up expenses include non-residential payroll, outside services, advertising, and other expenses not capitalized as project costs.

Advertising.  The Company expenses advertising costs the first time the advertising takes place.  Advertising expense is included in preopening and start-up expenses when related to the preopening and start-up period and in general and administrative expense when related to ongoing operations or residential selling expenses. Total advertising expense was $21 million, $28 million and $10 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Property transactions, net.  The Company classifies transactions related to long-lived assets — such as write-downs and impairments, demolition costs, and normal gains and losses on the sale of fixed assets — as “Property transactions, net” in the accompanying consolidated statements of operations.  See Note 10 for details.

Income taxes.  The Company is treated as a partnership for federal income tax purposes.  Therefore, federal income taxes are the responsibility of the Members.  As a result, no provision for income taxes is reflected in the accompanying consolidated financial statements.

Recently Issued Accounting Standards. Certain amendments to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements,” become effective for the Company for fiscal years beginning after December 15, 2011. Such amendments include a consistent definition of fair value, enhanced disclosure requirements for “Level 3” fair value adjustments and other changes to required disclosures.  The Company does not expect this amendment to have a material effect on its financial statements and will comply with any applicable disclosure enhancements of this amendment.

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	At December 31,
	2011	2010
	(In thousands)
Casino	$84,740	$82,949
Hotel	23,942	18,407
Other	8,339	13,584
	117,021	114,940
Allowance for doubtful accounts	(31,085)	(19,034)
	$85,936	$95,906

NOTE 4 — RESIDENTIAL REAL ESTATE

Residential real estate consisted of the following:

	At December 31,
	2011	2010
	(In thousands)
Land	$18,696	$43,860
Development and construction costs	99,682	268,933
	$118,378	$312,793

During the year ended December 31, 2011, the Company transferred $146 million of net residential real estate assets to property and equipment and land that related to a portion of residential inventory placed into the rental program. Such transferred assets placed in service are being depreciated.  The total carrying value of residential real estate that is included in residential real estate and property and equipment, net was $293 million and $347 million at December 31, 2011 and 2010, respectively.

With the completion of the Company’s residential inventory in 2010, the Company is required to carry its residential inventory at the lower of cost or fair value less costs to sell. The Company estimates fair value of its residential inventory using a discounted cash flow analysis based on management’s current expectations of future cash flows.  The key inputs in the discounted cash flow analysis include estimated sales prices of units currently under contract and new unit sales, the absorption rate over discrete sell-out periods extending through 2017, holding costs offset by estimated rental revenues during the absorption period, and the discount rate. These estimates are subject to management’s judgment and are highly sensitive to changes in the market and economic conditions.  In the event the Company does not meet sales forecasts additional impairment charges may be recognized, which could be material to the Company’s financial statements.

The Company recorded residential impairment charges of $41 million and $11 million in 2011 related to the carrying value of the Veer and Mandarin Oriental residential inventory, respectively.  The 2011 discounted cash flow analysis assumed a 3% to 5% annual growth rate in sale price beginning in 2013 through estimated sell out periods.  The Company used discount rates of 17%, which is based on what management believes a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flows.

In 2010, the Company recorded residential inventory impairment charges of $140 million and $191 million related to the residential inventories at Veer and Mandarin Oriental, respectively.

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	At December 31,
	2011	2010
	(In thousands)
Land	$1,806,634	$1,763,115
Building and improvements and land improvements	6,203,698	6,052,143
Furniture, fixtures and equipment	1,416,097	1,424,300
Construction in progress	9,961	2,145
	9,436,390	9,241,703
Less: Accumulated depreciation	(691,785)	(332,152)
	$8,744,605	$8,909,551

See Note 4 for discussion of residential real estate assets transferred to property and equipment.

NOTE 6 — INTANGIBLE ASSETS

Intangible assets consisted of the following:

	At December 31,
	2011	2010
	(In thousands)
Indefinite-lived:
Intellectual property	$4,867	$4,867
Finite-lived:
Aircraft time sharing agreement	24,000	24,000
Other intangible assets	578	578
	24,578	24,578
Less: Accumulated amortization	(2,689)	(1,373)
	$26,756	$28,072

The majority of the Company’s intangible assets are assets contributed by MGM Resorts upon formation of the Company. Intellectual property represents trademarks, domain names, and other intellectual property including the CityCenter, Aria, Vdara and Crystals tradenames.  There is no contractual or market-based limit to the use of these intangible assets and therefore they have been classified as indefinite-lived.

The Company performs an annual review of its indefinite-lived intangible assets for impairment in the fourth quarter each year. The asset’s fair value is compared to its carrying value, and an impairment charge is recorded for any short-fall. Fair value is estimated using the relief-from-royalty method which discounts cash flows that would be required to obtain the use of the related intangible asset. Key inputs in the relief-from-royalty analysis include forecasted revenues related to the intangible asset, market royalty rates, discount rates, and a terminal year growth rate.

The aircraft time sharing agreement intangible asset relates to an agreement between MGM Resorts and the Company whereby MGM Resorts provides the Company the use of MGM Resorts’ aircraft in its operations. The Company is charged a rate that is based on Federal Aviation Administration regulations, which provides for reimbursement for specific costs incurred by MGM Resorts without any profit or mark-up, which is less than the Company believes that it would pay an unrelated third party.  Accordingly, the fair value of this agreement has been recognized as an intangible asset, and is being amortized over the estimated useful life of the related aircraft, which is 20 years.

NOTE 7 — RESIDENTIAL MORTGAGE NOTES RECEIVABLE, NET

Residential mortgage notes receivable, net consisted of the following:

	At December 31,
	2011	2010
	(In thousands)
Residential mortgage notes receivable	$57,628	$61,975
Valuation allowance	(8,113)	—
Residential mortgage notes receivable, net	49,515	61,975
Less: Current portion of residential mortgage notes receivable	(872)	(815)
	$48,643	$61,160

Certain buyers of the residential units participated in the Company’s seller financing program, whereby the Company provided first mortgage financing. All mortgage notes are classified as held for sale and are reported at the lower of cost or fair value, determined based on management’s assessment of the market terms of each mortgage note and its collectibility.  The evaluation of collectibility is based on several factors including past payment history, creditworthiness, loan-to-value ratios, underlying collateral, and present economic conditions.  Charges for the change in the valuation allowance related to the residential mortgage notes receivable are recorded within “Residential” operating expenses.  For the year ended December 31, 2011, the Company recorded $8 million in expense related to the valuation of residential mortgage notes receivable.  As of December 31, 2010, the residential mortgage notes receivable balance approximated fair value and no allowance was recorded.

NOTE 8 — OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	At December 31,
	2011	2010
	(In thousands)
Advance deposits and ticket sales	$24,465	$28,451
Casino outstanding chip liability	17,950	17,861
Casino front money deposits	20,914	32,122
Other gaming related accruals	6,214	5,974
Taxes, other than income taxes	11,168	11,354
Accrued interest	32,862	3,566
Other	11,225	26,621
	$124,798	$125,949

NOTE 9 — LONG-TERM DEBT

Long-term debt consisted of the following:

	At December 31,
	2011	2010
	(In thousands)
Senior credit facility	$375,000	$1,852,625
$900 million 7.625% senior secured first lien notes, due 2016	900,000	—
$600 million 10.75%/11.50% senior secured second lien PIK toggle notes, due 2017	666,935	—
	1,941,935	1,852,625
Less: current portion of long-term debt	(31,166)	—
Total long-term debt, excluding loans from Members	1,910,769	1,852,625
Loans from Members, net of discounts of $569,046 and $200,715	563,505	894,074
	$2,474,274	$2,746,699

Interest expense, net consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Senior credit facility including pay-in-kind interest	$42,858	$122,389	$101,779
Senior secured notes including pay-in-kind interest	131,748	—	—
Member notes including discount amortization	78,477	97,626	101,346
Amortization of debt issuance costs and other	14,753	33,577	29,956
Interest capitalized	—	(12,861)	(226,070)
	$267,836	$240,731	$7,011

Restated senior credit facility.  In January 2011, the Company completed a series of transactions including amending and restating the Company’s senior credit facility (the “restated senior credit facility”) to extend the maturity of $500 million of the $1.85 billion outstanding loans until January 21, 2015. The restated senior credit facility does not include a revolving loan component. All borrowings under the senior credit facility in excess of $500 million were repaid using the proceeds from the issuance of the first lien notes and the second lien notes (each as defined and discussed below).  In addition, net proceeds from the 2011 note offerings, together with equity contributions of approximately $73 million from the Members, were used to fund the interest escrow account of $159 million for the benefit of the holders of the first lien notes and the lenders under the restated senior credit facility. Interest on the restated senior credit facility is based on a LIBOR margin of 6.50%, with a 1% floor, and a base rate margin of 5.50% with respect to base rate loans.  The restated senior credit facility is secured, on a pari passu basis with the first lien notes, by a first priority lien on substantially all of the Company’s assets and those of its subsidiaries, except that any proceeds generated by the sale of Crystals outside of bankruptcy or foreclosure proceedings will be paid first to the lenders under the restated senior credit facility.  The Company recorded a loss on debt modification of $24 million in the first quarter of 2011 related to the above transactions.

Pursuant to the restated senior credit facility, the company is required to make principal payments based on an annual calculation of excess cash flows, as defined in the facility. For the year ended December 31, 2011, the Company calculated it would be required to pay $156 million pursuant to such calculation. However, the Company has already made payments of $125 million during 2011 and therefore is only required to pay $31 million, which has been classified as current portion of long term debt as of December 31, 2011.

Prior to the 2011 notes offering and entry into the restated senior credit facility, the Company was party to a senior credit facility (the “prior senior credit facility”) that consisted of a $100 million revolver, a $1.0 billion initial term loan and a $700 million construction term loan with interest at LIBOR plus 6.75%, which increased by 1.00% on January 1, 2011.  In addition, the prior senior credit facility had accrued cumulative pay-in-kind interest of $53 million, which was based on pay-in-kind interest of 2.00% through September 30, 2010.  In January 2011, the prior senior credit facility was amended and restated as discussed above.  As such the entire outstanding balance was classified as long-term debt at December 31, 2010.

In September 2010, the Company obtained an amendment to the prior senior credit facility which allowed, through December 31, 2010, for mechanics’ liens in an aggregate amount (after elimination of duplicative subcontractor liens) that was adequate to permit existing mechanics’ liens at such time. The restated senior credit facility permits all existing liens described in the agreement, together with additional mechanics’ liens up to an aggregate amount not to exceed $50 million, provided that no lien claims filed shall be included on a duplicative basis. The Company can provide no assurance that additional mechanics’ liens will not be filed in the future.

The restated senior credit facility also contains certain covenants which, among other restrictions, limit the Company’s ability to incur additional indebtedness, to make certain investments, loans, or distributions, or to transfer assets.  In addition, the restated senior credit facility includes financial covenants that require the Company to maintain a minimum interest coverage ratio (EBITDA to interest charges as defined in the agreement) of (i) 1.10 to 1.0 for the quarter ending September 30, 2012; (ii) 1.15 to 1.0 for the quarter ending December 31, 2012; (iii) 1.25 to 1.0 for the quarters ending March 31, 2013 and June 30, 2013; and (iv) 1.50 to 1.0 for all quarters thereafter.  The restated senior credit facility also limits the Company’s capital expenditures to no more than $50 million per year (with unused amounts in any fiscal year rolling over to the next fiscal year, but not any fiscal year thereafter).  Capital expenditures subject to the restriction exclude payments on construction obligations.  Each of the indentures governing the first lien notes and second lien notes also include certain restrictive covenants which, among other restrictions, limit the Company’s ability to incur additional indebtedness, to make certain investments, loans, or distributions, or to transfer assets.  The Company is in compliance with all applicable covenants as of December 31, 2011.

See Note 16 for a discussion of the Company’s February 2012 debt transaction.

Senior secured notes.  Effective concurrently with entry into the restated senior credit facility, the Company issued $900 million in aggregate principal amount of 7.625% senior secured first lien notes due 2016 (the “first lien notes”) and $600 million in aggregate principal amount of 10.75%/11.50% senior secured second lien PIK toggle notes due 2017 (the “second lien notes”) in a private placement.  Interest on the second lien notes will accrue as pay-in-kind interest through July 15, 2012.  Thereafter, interest on the second lien notes will be payable in cash, or, until January 16, 2016, the Company may elect to pay interest entirely in cash, entirely in pay-in-kind interest, or 50% in cash and 50% in pay-in-kind interest, provided the Company will pay all accrued pay-in-kind interest in cash on July 15, 2016.  The interest rate on the second lien notes is 10.75% for interest paid in cash, and 11.50% for interest the Company pays in the form of additional debt.  The Company received net proceeds from the 2011 notes offering of $1.46 billion after initial purchaser’s discounts and commissions but before other offering expenses.  The notes were co-issued by the Company and CityCenter Finance Corp. (“Finance Corp.”), a 100% owned finance subsidiary of the Company, and are fully and unconditionally guaranteed by each of the Company’s domestic subsidiaries other than Finance Corp. (the “subsidiary guarantors”). Condensed consolidating financial information with respect to the subsidiary guarantors is not provided because neither the Company nor Finance Corp. have any independent assets or operations and the subsidiary guarantees are full and unconditional and joint and several.

Member notes.  As of December 31, 2010, Member notes of $547 million (the “Member notes”), including accrued interest, were payable to each Member bearing interest at a rate of 3.42% compounding semi-annually, maturing in September 2016, and were subordinate to the senior credit facility. Due to the below market interest rate, interest was imputed on the Member notes at an estimated market rate of LIBOR plus 10%. At issuance in 2008, a discount in the amount of $352 million was recorded on the Member notes with the offset to Members’ equity based on the present value of expected cash flows. In connection with the entry into the restated senior credit facility in 2011, the Company issued to each of the Members restated Member notes (the “restated Member notes”), each in the principal amount of $547 million, representing the principal and accrued but unpaid interest currently owing under each of the Member notes. The maturity date under each of the restated Member notes was extended to January 15, 2018, and the stated interest rate remained the same. The Company recorded an additional discount of $409 million in the first quarter of 2011 related to the restated Member notes based on an estimated market rate of approximately 15%. The discount is being amortized as interest over the expected life of the notes using the effective interest method. The restated Member notes are subordinate to each of the first lien notes, the second lien notes and the restated senior credit facility, and all interest thereunder will be payable solely in kind. The obligations under the restated Member notes are unsecured and are not guaranteed by any third party.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt, excluding Member notes, at December 31, 2011 was approximately $2.0 billion, compared to its book value of $1.9 billion and was determined using estimates based on recent trading prices. The carrying value of the restated Member notes approximates their fair value and is based on comparable discount rates.

Maturities of long-term debt. As of December 31, 2011, maturities of the Company’s long-term debt were as follows:

For the twelve months ending December 31,	(In thousands)
2012	$31,166
2013	—
2014	—
2015	343,834
2016	966,935
Thereafter	1,732,551
3,074,486
Discount on Member notes	(569,046)
$2,505,440

NOTE 10 — PROPERTY TRANSACTIONS, NET

Property transactions, net consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Impairment of residential real estate	$51,742	$331,344	$347,498
Harmon Hotel & Spa impairment	—	279,222	—
Finite-lived intangible asset impairment	—	—	37,078
Other, net	1,853	3,594	1,809
	$53,595	$614,160	$386,385

See Note 4 for discussion of impairment charges related to residential real estate in 2011 and 2010. During the third quarter of 2010, the Company determined that is unlikely that the Harmon would be completed using the building as it now stands.  As a result, the Company recorded an impairment charge of $279 million related to the then existing Harmon related construction in progress assets.

During 2009, the Company was required to review its REUD for impairment, mainly due to management’s September 2009 decision to discount the prices of its residential condominium inventory by 30%.  This decision and related market conditions led to management’s conclusion that the carrying value of the REUD was not recoverable based on estimates of undiscounted cash flows.  As a result, the Company was required to compare the fair value of its REUD to its cost and record an impairment charge for the shortfall.  Fair value of the REUD was estimated using a discounted cash flow analysis based on management’s current expectations of future cash flows.  The key inputs in the discounted cash flow analysis included estimated sales prices of units currently under contract and new unit sales, the absorption rate over the sell-out period, and the discount rate.  This analysis resulted in an impairment charge of $347 million of the REUD during the period ended December 31, 2009.

In connection with accounting for its formation, in 2007 the Company recorded an intangible asset related to the right to negotiate with condominium owners at Vdara to rent their units. The value of the intangible asset was based on the expected revenues to be derived from renting condominium-hotel units on behalf of unit owners. In 2009, the Company determined it would operate Vdara primarily as a hotel.  Although the Company will manage the hotel operations on behalf of the owners electing to participate in the rental program for units that the Company does sell, these operations are no longer expected to be significant to the overall operations of Vdara. Therefore, the Company determined the carrying value of the intangible asset was not recoverable and as a result, recorded an impairment charge of $37 million, which represented the entire carrying value of the intangible asset, during the year ended December 31, 2009.

NOTE 11 — SEGMENT INFORMATION

The Company determines its segments based on the nature of the products and services provided. There are seven operating segments: Aria, Vdara hotel operations, Mandarin Oriental hotel operations, Crystals, Vdara residential, Mandarin Oriental residential and Veer. Each of Vdara and Mandarin Oriental have both a hotel and a residential operating segment. The Company has aggregated residential operations into one reportable segment (“Residential”) given the similar economic characteristics and business of selling and leasing high-rise condominiums. All other operating segments are reported separately.  The Company’s operating segments do not include the ongoing activity associated with closing out its construction costs and certain corporate administrative costs.

The Company analyzes the results of its operating segments’ operations based on Adjusted EBITDA, which is a non-GAAP measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, and property transactions.  The Company believes Adjusted EBITDA is 1) a widely used measure of operating performance in the hospitality and gaming industry, and 2) a principal basis for valuation of hospitality and gaming companies.

While items excluded from Adjusted EBITDA may be recurring in nature and should not be disregarded in evaluating the Company’s or its segment’s earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods because these items can vary significantly depending on specific underlying transactions or events that may not be comparable between the periods being presented. Also, the Company believes excluded items may not relate specifically to current operating trends or be indicative of future results. For example, preopening and start-up expenses were significantly higher in periods leading up to the opening of CityCenter. Write-downs and impairments includes normal recurring disposals and gains and losses on sales of assets related to specific assets within CityCenter, but also includes impairment charges which may not be comparable period over period.

The following table presents the Company’s net revenues by reportable segment:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Aria	$894,721	$736,367	$61,619
Vdara	75,364	41,160	2,131
Mandarin Oriental	41,034	30,216	1,154
Crystals	46,317	34,027	1,739
Residential	24,425	490,293	2,648
Net revenues	$1,081,861	$1,332,063	$69,291

The following table presents Adjusted EBITDA by reportable segment and reconciles consolidated Adjusted EBITDA to net loss:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Adjusted EBITDA:
Aria	$195,645	$42,519	$16,041
Vdara	17,829	(4,044)	(1,580)
Mandarin Oriental	(1,104)	(12,883)	(3,270)
Crystals	24,107	11,703	474
Residential	(8,050)	77,328	(11,655)
Reportable segment Adjusted EBITDA	228,427	114,623	10
Development and corporate administration	(16,323)	(45,927)	(32)
Adjusted EBITDA	212,104	68,696	(22)

Other operating expenses:
Preopening and start-up expense	—	6,202	104,805
Property transactions, net	53,595	614,160	386,385
Depreciation and amortization	370,141	319,179	13,747
Operating loss	(211,632)	(870,845)	(504,959)

Non-operating expense:
Interest income	3,646	1,845	1,949
Interest expense, net	(267,836)	(240,731)	(7,011)
Loss on extinguishment of debt	(23,578)	—	—
Other, net	(2,774)	(5,459)	(12,309)
	(290,542)	(244,345)	(17,371)

Net loss	$(502,174)	$(1,115,190)	$(522,330)

The following table presents the Company’s total assets by reportable segment:

	At December 31,
	2011	2010
	(In thousands)
Aria	$6,656,120	$6,823,275
Vdara	852,148	879,556
Mandarin Oriental	422,957	436,800
Crystals	953,259	973,102
Residential	348,278	425,125
Reportable segment total assets	9,232,762	9,537,858
Development and corporate administration	229,168	103,959
Total assets	$9,461,930	$9,641,817

The following table presents the Company’s capital expenditures by reportable segment:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Aria	$9,616	$—	$—
Vdara	45	—	—
Mandarin Oriental	3	—	—
Crystals	123	—	—
Residential	653	—	—
Reportable segment capital expenditures	10,440	—	—
Development and corporate administration, net of change in construction payable	68,285	453,652	2,430,267
Capital expenditures	$78,725	$453,652	$2,430,267

Capital expenditures related to the project budget are included in “development and corporate administration, net of change in construction payable.” See Note 2 for discussion of project costs and allocation methodologies. Ongoing capital expenditures not related to the project budget are included within the relevant segments.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Construction litigation.  In March 2010, Perini Building Company, Inc. (“Perini”), general contractor for CityCenter, filed a lawsuit in the Eighth Judicial District Court for Clark County, State of Nevada, against MGM MIRAGE Design Group (a wholly owned subsidiary of MGM Resorts International, which was the original party to the Perini construction agreement) and certain direct or indirect subsidiaries of the Company. Perini asserts that CityCenter was substantially completed, but the defendants failed to pay Perini approximately $490 million allegedly due and owing under the construction agreement for labor, equipment and materials expended on CityCenter. The complaint further charges the defendants with failure to provide timely and complete design documents, late delivery to Perini of design changes, mismanagement of the change order process, obstruction of Perini’s ability to complete the Harmon component, and fraudulent inducement of Perini to compromise significant amounts due for its general conditions. The complaint advances claims for breach of contract, breach of the implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, unjust enrichment and promissory estoppel, and fraud and intentional misrepresentation. Perini seeks compensatory damages, punitive damages, attorneys’ fees and costs.

In April 2010, Perini served an amended complaint in this case which joins as defendants many owners of CityCenter residential condominium units (the “Condo Owner Defendants”), adds a count for foreclosure of Perini’s recorded master mechanic’s lien against the CityCenter property in the amount of approximately $491 million, and asserts the priority of this mechanic’s lien over the interests of the Company, the Condo Owner Defendants and CityCenter lenders in the CityCenter property.

The Company and the other defendants dispute Perini’s allegations, and contend that the defendants are entitled to substantial amounts from Perini, including offsets against amounts claimed to be owed to Perini and its subcontractors and damages based on breach of their contractual and other duties to CityCenter, duplicative payment requests, non-conforming work, lack of proof of alleged work performance, defective work related to the Harmon, property damage and Perini’s failure to perform its obligations to pay certain subcontractors and to prevent filing of liens against CityCenter.  Parallel to the court litigation, CityCenter management conducted an extra-judicial program for settlement of CityCenter subcontractor claims.  CityCenter has resolved the claims of 215 first-tier Perini subcontractors (including the claims of any lower-tier subcontractors that might have claims through those first-tier subcontractors), with only seven remaining for further proceedings along with trial of Perini’s claims and CityCenter’s Harmon-related counterclaim and other claims by CityCenter against Perini and its parent guarantor, Tutor Perini.  Three of the remaining subcontractors are implicated in the defective work at the Harmon.  In December 2010, Perini recorded an amended notice of lien reducing its lien to approximately $313 million.  Because of settlements with subcontractors, CityCenter believes it is entitled to a further lien reduction of approximately $133 million (for a revised lien of approximately $186 million, including certain liens not related to Perini’s lien) once the Company has provided the court and Perini with the required information.

The court has set a trial date of February 4, 2013 for the consolidated action involving Perini, the remaining Perini subcontractors and any related third parties.  The Company and the other defendants will continue to vigorously assert and protect their interests in the Perini lawsuit. The Company believes that a loss with respect to Perini’s punitive damages claim is neither probable nor reasonably possible.  Any proceeds the Company may realize related to the defendants’ counterclaims (a portion of which would be payable to the Members on a priority basis as reimbursement for certain costs incurred by the Members) cannot be reasonably estimated at this time. Refer to Note 14 for discussion of the MGM Resorts completion guarantee which may be impacted by the outcome of the above litigation.

Harmon.  The Clark County Building Division (the “Building Division”) retained a structural engineering consultant to provide with respect to the Harmon building “an engineering analysis to determine the structural stability of the as-built condition…”  The report from the Building Division’s structural engineering consultant, however, stated: “It is our understanding that the full nature and extent of the current as-built condition has not been documented or provided to us at the current time.  We based this study only on information that was obtained from the available design documents, non-compliance reports and limited visual observations.”  Thus, the Building Division’s structural engineering consultant apparently did not perform other testing or a relevant analysis of the building in its current, as-built condition.

Among its general findings the report of the Building Division’s structural engineering consultant stated: “Our analytical findings suggest that the as-designed Harmon Tower structure is structurally stable under design loads from a maximum considered earthquake (MCE) event;” and further, “Our analysis indicates that the as-designed strength of Harmon Tower’s shear wall system is generally sufficient to resist the design loads from a maximum considered earthquake (MCE).”  The report from the Building Division’s structural engineering consultant recommended further study of the Harmon building’s vulnerabilities.  Accordingly, since the County’s consultant did not appear to have performed an as-built analysis, the report that was issued has minimal value if any in resolution of the issues presented to the Company’s pending litigation with Perini.

The Building Division requested that the Company conduct an analysis, based on all available information, as to the structural stability of the Harmon under building-code-specified load combinations.  On July 11, 2011 a consulting engineer engaged by the Company for this review submitted the results of his analysis of the Harmon tower and podium in its current as-built condition.  The engineer opined, among other things, that “[i]n a code-level earthquake, using either the permitted or current code specified loads, it is likely that critical structural members in the tower will fail and become incapable of supporting gravity loads, leading to a partial or complete collapse of the tower.  There is missing or misplaced reinforcing steel in columns, beams, shear walls, and transfer walls throughout the structure of the tower below the twenty-first floor.”  In response to this opinion, on July 12, 2011 the Building Division required the Company, no later than August 15, 2011, “to provide a plan of action that will abate the potential for structural collapse and protect impacted uses and occupancies.”  Under the relevant building code provision, “abate” means repair, rehabilitation, demolition or removal of the subject building.

On August 15, 2011, after expert consultation, the Company submitted its reply to the Building Division.  The Company informed the Building Division it has decided to abate the potential for structural collapse of the Harmon in the event of a code-level earthquake by demolishing the building, and enclosed a plan of action for demolition by implosion prepared by LVI Environmental Services of Nevada, Inc.  The

Company also advised that prior to undertaking the demolition plan of action, it will seek relief from a standing order of the District Court judge presiding over the Perini litigation that prohibits alteration or destruction of the building without court approval.  In addition, the Company supplied the foundational data for the engineering conclusions stated in the July 11, 2011 letter declaring the Harmon’s structural instability in the event of a code-level earthquake.

The Building Division advised the Company that the Building Division’s staff would review the Company’s August 15, 2011 submission and then issue its conclusions to the Company, but the Building Division did not specify a date for such guidance.  By letter dated August 18, 2011, the Building Division requested a meeting with the Company’s retained engineering firm concerning its conclusions regarding the Harmon’s as-built condition.  Pursuant to this request by the Building Division, representatives from the Company’s retained engineering firm met with the Building Division and directly responded to the Building Division’s inquiries.

On November 22, 2011, the Building Division informed CityCenter by letter that “[b]ased on the information provided to Clark County Development Services including but not limited to the Weidlinger & Associates Letter of August 11, 2011 and subsequent conversations, it is required that MGM Resorts submit a plan abating the code deficiencies discovered in the Harmon Tower.”  The Company has made a motion to the court presiding over the Perini litigation for permission to proceed with the demolition of the Harmon in advance of the conclusion of the litigation.  That motion is set for hearing on March 12, 2012.  The Company has also resubmitted the plan of abatement action prepared by LVI which was submitted on August 15, 2011, and applied to the Building Division for appropriate demolition permits and approvals.  Those applications are pending.

The Company’s restated senior credit facility provides that certain demolition expenses may be funded only by equity contributions from the members of the CityCenter venture or certain specified extraordinary receipts (which include any proceeds from the Perini litigation).  Based on current estimates, which are subject to change, the Company believes the demolition of the Harmon would cost approximately $31 million.

Other litigation.  The Company is a party to various legal proceedings that relate to construction and development matters and operational matters incidental to its business.  Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s consolidated financial statements.  The Company maintained an Owner Controlled Insurance Program (“OCIP”) during the construction and development process.  Under the OCIP, certain insurance coverages may cover a portion of the Company’s general liability, workers compensation, and other potential liabilities.

Sales and use tax on complimentary meals.  In March 2008, the Nevada Supreme Court ruled, in a case involving another gaming company, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees were exempt from use tax.  The Company is claiming the exemption on sales and use tax returns in light of this Nevada Supreme Court decision and has not accrued or paid any sales or use tax payable. Recently the Nevada Department of Taxation has asserted that gaming companies should pay sales tax on customer complimentary meals and employee meals on a prospective basis.  This position stems from a recent Nevada Tax Commission decision concerning another gaming company which states that complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. The Company is currently evaluating whether or not to accrue tax prospectively as it disagrees with the position asserted by the Nevada Department of Taxation.

Other commitments.  The Company entered into an agreement with a service provider for the initial and ongoing leasing of Crystals.  Under the terms of the agreement, the Company was required to pay a service fee of $1.8 million in 2010.  The service fee will subsequently increase by 3% of the prior years’ service fee each year through the initial term of this agreement, which expires in 2019.  In addition to the service fee, the Company will be required to pay approximately $11 million at the termination of the agreement in 2019, which is being recorded ratably over the contract term.  As of December 31, 2011, the Company recorded $5 million related to such amount within “Other long-term obligations” in the consolidated balance sheet.  Additional fees may be incurred if the service provider exercises its option to renew the agreement in 2019.

Leases where the Company is a lessee.  The Company is party to various leases for real estate and equipment under operating lease arrangements.

At December 31, 2011, the Company is obligated under non-cancelable leases to make future minimum lease payments as follows:

	Operating Leases	Capital Leases
	(In thousands)
2012	$1,309	$1,031
2013	1,150	1,031
2014	1,000	728
2015	927	—
2016	541	—
Thereafter	—	—
Total minimum lease payments	$4,927	2,790
Less: Amounts representing interest		(315)
Total obligations under capital leases		2,475
Less: Amounts due within one year		(850)
Amounts due after one year		$1,625

Leases where the Company is a lessor.  The Company enters into operating leases related to retail, dining and entertainment venues at Crystals. Through December 31, 2011, the Company had executed 53 such leases. Tenants are primarily responsible for tenant improvements, though the Company provides construction allowances to certain lessees. Leases include base rent, common area maintenance charges and, in some cases, percentage rent.

Expected future minimum lease payments for leases in place as of December 31, 2011 are as follows:

For the year ending December 31,	(In thousands)
2012	$19,055
2013	23,190
2014	25,972
2015	29,089
2016	29,962
Thereafter	138,732
$266,000

Contingent rentals at Crystals included in income were $11 million, $8 million and $1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Residential leases.  In October of 2010, the Company began a program to lease a portion of unsold residential condominium units at Veer and Mandarin Oriental with minimum lease terms of one year.  For the years ended December 31, 2011 and 2010, revenue from the real estate leasing program was $7 million and less than $1 million, respectively, and was recorded within “Residential” revenue.

NOTE 13 — SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$78,609	$81,302	$2,006

Non-cash investing and financing activities:
Reclassification of residential real estate to property and equipment, net	$189,392	$32,592	$954,987
Reclassification of property and equipment, net to residential real estate	43,600	36,559	—
Construction related insurance proceeds receivable	—	25,000	—
Discount on Member notes	409,046	—	—
Non-cash interest on loans from Members	—	5,572	101,346
Pay-in-kind interest accrued on loans from Members	37,762	34,648	—
Pay-in-kind interest accrued under the senior credit facility	—	29,114	—
Pay-in-kind interest accrued on the $600 million 10.75%/11.50% senior secured second lien PIK toggle notes, due 2017	66,935	—	—
Non-cash capital contributions	—	32,500	2,072
Reclassification of receipts related to MGM Resorts International completion guarantee(1)	14,219	126,124	—
Other	—	—	3,494

(1) Represents amounts reclassified to equity related to condominium proceeds received and used for construction project costs.  See Note 14.

NOTE 14 — MEMBER FINANCING AND DISTRIBUTION COMMITMENTS

In connection with the restated senior credit facility and notes offering in January 2011, the Members each made equity contributions of approximately $37 million. In addition, MGM Resorts entered into a restated completion guarantee (as restated, the “completion guarantee”) that will support remaining construction payables from the construction of CityCenter. The completion guarantee requires the Company to use the then remaining $124 million of the original $250 million of future net residential sale proceeds to fund construction costs, or to reimburse MGM Resorts from such net residential sale proceeds for construction costs previously expended.  Amounts reimbursable to MGM Resorts cannot be repaid until final resolution of the Perini lawsuit, and all construction liens related to construction work prior to January 1, 2011 have been discharged.  See Note 12 for further discussion.

As of December 31, 2011, MGM Resorts has funded $645 million under the completion guarantee.  The Company has recorded a payable to MGM Resorts of $110 million related to these amounts, which represents amounts reimbursable to MGM Resorts from future residential proceeds.

The LLC Agreement, as amended, includes provisions to allow the first $494 million of available distributions to be distributed on a priority basis to Infinity World, with the next $494 million of distributions made to MGM Resorts, and distributions shared equally thereafter. The LLC Agreement also provides for Infinity World’s right to terminate the Operations Management Agreements if MGM Resorts’ ability to perform under those agreements is impacted by its financial condition. See Note 15 for details of the Operations Management Agreements.

NOTE 15 — MANAGEMENT AGREEMENTS AND RELATED PARTY TRANSACTIONS

The Company and MGM Resorts have entered into agreements whereby MGM Resorts was responsible for management of the design, planning, development and construction of CityCenter and is responsible for the ongoing management of CityCenter and the Company. MGM Resorts was reimbursed for certain costs incurred in performing the development services and the Company is paying MGM Resorts management fees as stipulated in each of the agreements referenced below.

Development management agreement. The Company and MGM Resorts entered into a development management agreement which provided for MGM Resorts to be the developer of CityCenter. In such capacity, MGM Resorts was responsible for all work necessary to complete CityCenter. MGM Resorts assigned its employees to CityCenter as required to perform its obligations.  MGM Resorts was reimbursed for costs incurred, primarily employee compensation, certain third-party costs, and customary expenses. Costs associated with MGM Resorts employees who do not work solely for the benefit of CityCenter are paid for by the Company based on an equitable and reasonable allocation of such costs.

Operations management agreements. The Company and MGM Resorts entered into the following agreements to provide for the ongoing operations of CityCenter:

•                  Hotel and Casino Operations and Hotel Assets Management Agreement. Pursuant to this agreement, MGM Resorts manages the operations of Aria and oversees the Mandarin Oriental component of CityCenter, which is managed by a third party. The Company pays MGM Resorts a fee equal to 2% of Aria’s revenue plus 5% of Aria’s EBITDA (as defined in the agreement) for services under this agreement.

•                  Vdara Condo-Hotel Operations Management Agreement. Pursuant to this agreement, MGM Resorts manages the ongoing operations of Vdara Condo-Hotel. The Company pays MGM Resorts a fee equal to 2% of Vdara’s revenue and 5% of Vdara’s EBITDA (as defined in the agreement) for services under this agreement.

•                  Retail Management Agreement. Pursuant to this agreement, the Company pays MGM Resorts an annual fee of $3 million to manage the operations of the Crystals retail and entertainment district. This fee will be adjusted every five years based on the consumer price index.

During the years ended December 31, 2011, 2010 and 2009, the Company incurred $33 million, $20 million and $2 million, respectively, related to the management fees discussed above.  In addition, the Company reimburses MGM Resorts for direct costs, primarily employee compensation, associated with its management activities. Corporate overhead or other allocations are not reimbursed to MGM Resorts under the management agreements. During the years ended December 31, 2011, 2010 and 2009, the Company incurred $346 million, $354 million and $99 million, respectively, for reimbursed costs of management services provided by MGM Resorts. As of December 31, 2011 and 2010, the Company owed MGM Resorts $49 million and $38 million, respectively, for management services and reimbursable costs.

Todd English P.U.B. The Company leases retail space in Crystals to OE Pub, LLC, a subsidiary of MGM Resorts, which owns and operates Todd English P.U.B. The Company recorded $1 million of revenue related to the lease agreement in each of the years ended December 31, 2011, 2010 and 2009.

Aircraft agreement.  The Company has an agreement with MGM Resorts whereby MGM Resorts provides the Company the use of its aircraft on a time sharing basis.  The Company is charged a rate that is based on Federal Aviation Administration regulations, which provides for reimbursement for specific costs incurred by MGM Resorts without any profit or mark-up, which is less than the Company believes that it would pay an unrelated third party.  The Company reimbursed MGM Resorts $3 million, $4 million and less than $1 million for aircraft related expenses in the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 16 — SUBSEQUENT EVENTS

February 2012 Notes Offering.  In February 2012, the Company issued $240 million in aggregate principal amount of its 7.625% senior secured first lien notes at a premium for net proceeds to the Company, after deducting initial purchasers’ discounts and commissions, of approximately $247 million. The Company used net proceeds from the offering, together with available cash, to repay $300 million of the outstanding borrowings under its restated senior credit facility.

Harmon.  The hearing on the Company’s motion for permission to proceed with the demolition of the Harmon in advance of the conclusion of the litigation, which Perini and its Harmon-related subcontractors oppose, commenced on March 12, 2012. Due to the scope of legal issues presented, the hearing has been scheduled to reconvene in July 2012 after the completion of further related proceedings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CityCenter Holdings, LLC

By:	/s/ ROBERT H. BALDWIN
Robert H. Baldwin
Principal Executive Officer and Director

Dated: March 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ ROBERT H. BALDWIN	Principal Executive Officer	March 23, 2012
Robert H. Baldwin	and Director

/S/ CHRISTOPHER NORDLING	Principal Financial Officer and	March 23, 2012
Christopher Nordling	Principal Accounting Officer

/S/ JAMES J. MURREN	Chairman of the	March 23, 2012
James J. Murren	Board of Directors

/S/ WILLIAM P. MCBEATH	Director	March 23, 2012
William P. McBeath

/S/ WILLIAM W. GROUNDS	Director	March 23, 2012
William W. Grounds

/S/ CHRIS O’DONNELL	Director	March 23, 2012
Chris O’Donnell

/S/ HAMAD BUAMIM	Director	March 23, 2012
Hamad Buamim

CITYCENTER HOLDINGS, LLC

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Provision for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at End of Period
	(In thousands)
Allowance for doubtful accounts:
Year Ended December 31, 2011	$19,034	$23,587	$(11,536)	$31,085
Year Ended December 31, 2010	2,156	19,883	(3,005)	19,034
Year Ended December 31, 2009	—	2,180	(24)	2,156