Form 10-K/A
period 2011-12-31
CityCenter Holdings, LLC
filed 2012-04-27
CIK 1531271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 23, 2012 (the “Original 10-K”). This Amendment is filed solely for the purpose of including information required by, and amending and restating in their entirety, Items 10 and 11 of Part III of the Original 10-K . In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company is including with this Amendment certain currently dated certifications.

Except for the information described above and the lists of exhibits (and corresponding exhibit index) contained in Part IV, the Company has not modified or updated disclosures provided in the Original 10-K in this Amendment. Accordingly, with the exception of the list of exhibits, this Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events. Information not affected by this Amendment is unchanged and reflects the disclosures made at the time the Original 10-K was filed.

PART III

Item 10.                                                  Directors, Executive Officers and Corporate Governance

Management of the Company resides with a six-person Board of Directors, three of whom are appointed by each of the Members in their sole discretion.  As we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, we are not required to and do not assess the independence of our directors.

We do not have employees. Instead, we have entered into several agreements (the “management agreements”) with MGM Resorts International (“MGM Resorts” or “MGM Resorts International”) pursuant to which MGM Resorts assigns certain of its employees to CityCenter to provide for its day-to-day operation and management.

The following table sets forth the name, age and position, as of April 27, 2012, of individuals who are our current directors and those individuals who have policy-making authority with respect to our operations.

Name	Age	Principal Position
James J. Murren	50	Chairman of the Board of Directors; Chairman, Chief Executive Officer and President of MGM Resorts
Robert H. Baldwin	61	Director, President and Chief Executive Officer of CityCenter
William P. McBeath	48	Director, President and Chief Operating Officer of CityCenter and Aria
Hamad Buamim	38	Director
William W. Grounds	56	Director
Chris O’Donnell	55	Director
Christopher Nordling	51	Executive Vice President and Chief Financial Officer of CityCenter
William Boasberg	41	Senior Vice President and Chief Financial Officer of Aria
William J. Hornbuckle	54	Chief Marketing Officer of MGM Resorts

James J. Murren has served as a member of our Board of Directors since August 2007 and as Chairman of our Board of Directors since January 2009. Mr. Murren also serves as the Chairman and Chief Executive Officer of MGM Resorts International and has served in such capacities since December 2008. He previously served as President and Chief Operating Officer of MGM Resorts International from August 2007 to December 2008. Prior to that, Mr. Murren was the President, Chief Financial Officer and Treasurer of MGM Resorts International for more than five years and has been with MGM Resorts International for more than ten years. He first became a director of MGM Resorts International in 1998. Before joining MGM Resorts International, Mr. Murren was the Managing Director and Co-Director of Research for Deutsche Morgan Grenfell and Director of Research and Managing Director for Deutsche Bank. He is a member of the board of directors of and the compensation committee of Delta Petroleum Corporation. Mr. Murren is the co-founder, current director and board committee member of the Nevada Cancer Institute, a non-profit organization providing cancer research and care.

Robert H. Baldwin has served as a director and CityCenter’s President and Chief Executive Officer since August 2007. Mr. Baldwin is also the Chief Design and Construction Officer of MGM Resorts International and has held such position since August 2007. He has served as a member of the board of directors of MGM Resorts International since 2000. Mr. Baldwin was the President of our managing member, Project CC, from March 2005 to August 2007, President and Chief Executive Officer of our managing member from August 2007 to April 23, 2012, and Chief Executive Officer of our managing member since such date. Prior to that, Mr. Baldwin served as the President and Chief Executive Officer of Mirage Resorts, Incorporated from June 2000 to August 2007. He was the President and Chief Executive Officer of Bellagio, LLC or its predecessor from June 1996 to March 2005.

William P. McBeath has served as the President and Chief Operating Officer of Aria since October 2007 and the President and Chief Operating Officer of CityCenter since April 23, 2012, and he has served as a director since December 2009. Mr. McBeath has also served as the President of our managing member, Project CC, since April 23, 2012 and oversees the operations of Vdara. During Mr. McBeath’s tenure with MGM Resorts International, which began in April 1987, he has served as the President and Chief Operating Officer of three of its premier properties — The Mirage, Treasure Island (since sold), and Bellagio. Mr. McBeath is also very active in the Las Vegas community, serving as a member of the board of directors of Las Vegas Events. He has previously served as a member of the board of directors, compensation committee, as its chairman, and audit committee for the Las Vegas Convention Center.

Hamad Buamim has served as a member of the CityCenter Board of Directors since May 2011. He serves as a Director of Infinity World Investments LLC, Infinity World Cayman Investments Corporation, Infinity World (Cayman) Holding, and Infinity World Holding, Ltd. Baumim is the Director General of Dubai Chamber of Commerce & Industry since November 2006. He has also served as a Member of the Board of Directors of Dubai World since December 2010, Chairman of Emirates NBD Capital since February 2010, and Chairman of National General Insurance since March 2011. Previously, Mr. Baumim served as a Member of the Board of Directors of Emirates NBD Bank from July 2007 to June 2011.

William W. Grounds has served as a director and as President and Chief Operating Officer of Infinity World Development Corp since November 2009, and has served as a member of the CityCenter Board of Directors since December 2009. Mr. Grounds commenced his role with Infinity World in April 2008 and is based in Las Vegas. Before joining Infinity World, Mr. Grounds held senior executive positions with a number of firms, including with Investa Property Group Ltd., a private equity real estate funds management firm, from April 2002 to May 2007, MFS Ltd. from June 2007 to March 2008, and Lend Lease Corporation, a real estate development and construction firm, where he was also a board member of Lend Lease Property Services Pty Ltd. Mr. Grounds is also currently a board member of Grand Avenue L.A. LLC, a mixed use development joint venture with The Related Companies.

Chris O’Donnell has served as a member of the CityCenter Board of Directors since August 2007. Mr. O’Donnell is the President and Chief Executive Officer of Infinity World Investments LLC, and was the Chief Executive Officer of Nakheel PJSC, an entity that specializes in the development of both commercial and residential real estate, until the expiration of his contract in June 2011. Mr. O’Donnell continues to serve as a member of the Board of Directors of Infinity World Investments LLC, Infinity World Cayman Investments Corporation, Infinity World (Cayman) Holding, and Infinity World Holding Ltd. He also served as a member of the Board of Directors of Kerzner International Holdings Limited from April 2008 to May 2010 and Kerzner Istithmar Holding Company Limited from March 2008 to May 2010 (Atlantis — The Palm). Prior to joining Nakheel PJSC in 2006, Mr. O’Donnell spent five years as the Managing Director at Investa Property Group in Australia, and has held other senior executive positions with prominent Australian organizations.

Christopher Nordling has served as our Executive Vice President and Chief Financial Officer since September 2007. Mr. Nordling has also served as Executive Vice President of Operations of MGM Resorts International since December 9, 2011. Mr. Nordling previously served as the Executive Vice President and Chief Financial Officer of Mirage Resorts from 2005 to 2007. Prior to that, Mr. Nordling served as the Executive Vice President and Chief Financial Officer of Bellagio from 2000 to 2005. He was the Senior Vice President of Finance of The Mirage from February 1997 to November 2000.

William Boasberg has served as the Senior Vice President and Chief Financial Officer of Aria since August 2010. During Mr. Boasberg’s tenure with MGM Resorts International, which began in April 2005, he has served as Senior Vice President and Chief Financial Officer of several other Las Vegas properties, including Excalibur and Luxor, The Mirage, and New York New York. Mr. Boasberg’s past experience also includes serving in executive positions at gaming properties outside MGM Resorts International, including at Flamingo Las Vegas from November 2003 to April 2005 and at Bally’s New Orleans from July 1995 to December 2000. He also served as a consultant for KPMG from January 2001 to November 2003.

William J. Hornbuckle has served as Chief Marketing Officer of MGM Resorts since August 2009. He served as President and Chief Operating Officer of Mandalay Bay Resort & Casino from April 2005 to August 2009. He served as President and Chief Operating Officer of MGM MIRAGE— Europe from July 2001 to April 2005. He served as President and Chief Operating Officer of MGM Grand Las Vegas from October 1998 to July 2001.

Corporate Governance

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable. We do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act.

Audit Committee Financial Expert

We have determined that Dirk Vanschependom and Corey Sanders are each Audit Committee Financial Experts as defined under applicable SEC rules and regulations.  As we do not have a class of securities registered pursuant to Section 12 of the Exchange Act, we do not assess the independence of our audit committee members, and not all of our audit committee members are directors.

Code of Conduct

As discussed above, we do not have employees. The MGM Resorts employees assigned to us under the management agreements are subject to MGM Resorts’ Code of Conduct. The Code of Conduct is posted on MGM Resorts’ website at www.mgmresorts.com/codeofconduct under the caption “Code of Business Conduct and Ethics and Conflict of Interest Policy.”

Item 11.                                                  Executive Compensation

Compensation Discussion and Analysis

As noted above, we do not have employees.  As a result, the compensation information provided herein reflects the compensation program established by the Compensation Committee of the Board of Directors of MGM Resorts (the “MGM Compensation Committee”) to compensate certain officers of MGM Resorts and two of its wholly owned subsidiaries, Aria Resort & Casino, LLC (referred to herein as “Aria LLC”) and MGM Resorts International Operations, Inc. (referred to herein as “MGM Operations”), as in place on December 31, 2011.  This section describes the 2011 compensation of the individuals who have been designated as the principal executive officer (Mr. Baldwin), principal financial officer (Mr. Nordling) and the three most highly compensated executive officers who have policymaking authority with respect to CityCenter (Messrs. Murren, McBeath and Hornbuckle).  Messrs. Baldwin, Nordling, Murren, McBeath and Hornbuckle are collectively referred to herein as the Company’s “Named Executive Officers.”  See “ — MGM Resorts’ Roles in Establishing Our Executive Compensation.”

All of the compensation described herein was paid by MGM Resorts, Aria LLC or MGM Operations, as applicable, and not by us.  Pursuant to management agreements described in more detail under “Description of Certain Related Party Transactions,” we reimburse MGM Resorts for direct costs associated with its management activities under these agreements, including employee compensation expenses (subject to certain limitations).  However, the agreements provide that no portion of the compensation paid to Messrs. Baldwin, Nordling, Murren and Hornbuckle is allocated to or reimbursable by us.

Executive Summary

The MGM Compensation Committee’s primary objectives in setting compensation for executives are to attract talented and experienced executives and retain their services on a long-term basis; motivate the executives to achieve MGM Resorts’ and CityCenter’s annual and long-term strategic goals; align the interests of the executives with the interests of CityCenter and MGM Resorts and its stockholders; and encourage the executives to balance the management of long-term risks and long-term performance with yearly performance.

Key highlights of the MGM Compensation Committee’s executive compensation program include the following:

•                  For named executives of MGM Resorts (Messrs. Baldwin, Murren and Hornbuckle), performance objectives are set each year under MGM Resorts’ Amended and Restated Annual Performance-Based Incentive Plan for Executive Officers (the “Incentive Plan”) for awards of non-equity incentive compensation.  Messrs. Nordling and McBeath do not participate in the Incentive Plan, but are eligible to receive discretionary annual bonuses under the terms of their employment agreements.

•                  Performance objectives are set each year under MGM Resorts’ Amended and Restated 2005 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) for vesting of restricted stock units awarded to certain of the Named Executive Officers, which objectives are based on a percentage of MGM Resorts’ EBITDA (determined as described below).

•                  Under the Omnibus Incentive Plan, in 2011 the Named Executive Officers received an allocation of 75% stock appreciation rights and 25% restricted stock units in order to focus these executives on long-term stockholder value.

•                  Equity-based compensation to the Named Executive Officers is granted primarily under a policy adopted by the MGM Compensation Committee in 2008 that is designed to reduce unintended discrepancies in equity-based compensation.

•                  Awards made under the Incentive Plan, which, as noted above, applies to Messrs. Baldwin, Murren, and Hornbuckle, are subject to a clawback policy that mandates repayment in certain instances when there is a restatement of MGM Resorts’ financial statements for the fiscal year for which a bonus is paid.

•                  The MGM Compensation Committee also retains the right to reduce or eliminate any executive’s award under the Incentive Plan, which applies to Messrs. Baldwin, Murren, and Hornbuckle, in its sole and absolute discretion if it determines that such a reduction or elimination is appropriate with respect to the executive’s performance or any other factors material to the plan.

•                  Base salaries of the Named Executive Officers are set at levels to attract and retain them by fairly compensating them for performing the fundamental requirements of their positions and ensuring that base pay is commensurate with competitive market compensation rates for each position.  Salaries of the Named Executive Officers generally remain as prescribed by their employment agreements during the entire term of their employment agreements unless the executive’s role or responsibility materially changes.  See “ — Elements of Compensation — Base Annual Compensation.”

•                  Other than tax gross-ups associated with health plan coverage described under “ — Elements of Compensation — Perquisites and Other Benefits”, MGM Resorts does not pay any tax gross-ups to the Named Executive Officers, and the MGM Compensation Committee will not approve any other tax gross-ups.

•                  MGM Resorts’ insider trading policy provides that certain employees (including the Named Executive Officers) and MGM Resorts directors may not enter into short sales of MGM Resorts’ securities or buy or sell exchange-traded options on MGM Resorts’ securities.

MGM Resorts’ Roles in Establishing Our Executive Compensation

MGM Compensation Committee.  The MGM Compensation Committee is responsible for establishing, implementing and reviewing the compensation program for MGM Resorts, including for each of the Named Executive Officers.  The MGM Compensation Committee, among other things, recommends the executive compensation policy to the Board of Directors of MGM Resorts (the “MGM Board”), determines compensation of the Named Executive Officers, determines the performance criteria and incentive awards to be granted pursuant to the Incentive Plan and administers and approves the granting of equity-based awards under the Omnibus Incentive Plan.  The MGM Compensation Committee’s authority and oversight extends to total compensation, including base salaries, bonuses, non-equity incentive awards, equity-based awards and other forms of compensation.

Executive Officers.  In carrying out its functions, the MGM Compensation Committee obtains recommendations from certain executive officers of MGM Resorts or its subsidiaries with respect to various elements of compensation, including, but not limited to, determining the employees to whom share-based awards are granted.  The MGM Compensation Committee consults with certain of the executive officers to obtain performance results, legal and regulatory guidance, and market and industry data that may be relevant in determining compensation.  In addition, the MGM Compensation Committee consults with MGM Resorts’ Chief Executive Officer regarding performance goals and the performance of executive officers.

Other than in connection with negotiating their respective employment agreements and other than with respect to participation by MGM Resorts’ Chief Executive Officer in connection with determining the performance criteria for his annual bonus under the Incentive Plan, the executive officers generally do not participate in determining the amount and type of compensation they are paid.  Instead, the MGM Compensation Committee’s assessment of the individual performance of the Named Executive Officers is based primarily on the MGM Compensation Committee’s independent observation and judgment of the responsibilities, duties, performance and leadership skills of the Named Executive Officers as well as MGM Resorts’ and its subsidiaries’ overall performance.

Outside Consultants.  The MGM Compensation Committee periodically engages outside consultants on various compensation-related matters.  The MGM Compensation Committee has the authority to engage the services of independent legal counsel and consultants to assist the MGM Compensation Committee in analyzing and reviewing the compensation policies, the elements of compensation, and the aggregate compensation to the Named Executive Officers.  In 2011, the MGM Compensation Committee engaged outside consultants as follows:

•                  Deloitte & Touche LLP was engaged by the MGM Compensation Committee to perform certain procedures in connection with the MGM Compensation Committee’s review of the achievement of the financial goals set pursuant to the Incentive Plan and the corresponding non-equity incentive awards payable to the MGM named executive officers under such plan.

•                  The MGM Compensation Committee received advice from Frederic W. Cook & Co., Inc. (“FW Cook”), an independent compensation consultant, with respect to the MGM Compensation Committee’s review of MGM Resorts’ compensation practices and other executive compensation related matters.  FW Cook exclusively provides services to the MGM Compensation Committee and does not perform any services on behalf of MGM Resorts other than on behalf of the MGM Compensation Committee.

Objectives of Compensation Program

The MGM Compensation Committee’s primary objectives in setting total compensation and the elements of compensation for each of the Named Executive Officers are to:

•                  attract talented and experienced executive officers and retain their services on a long-term basis;

•                  motivate the Named Executive Officers to achieve annual and long-term strategic goals;

•                  align the interests of the Named Executive Officers with the interests of MGM Resorts, its subsidiaries, and its stockholders; and

•                  encourage the Named Executive Officers to balance the management of long-term risks and long-term performance with yearly performance.

Certain Factors in Determining Compensation

Employment Agreements.  MGM Resorts, Aria LLC, and MGM Operations, as applicable, have entered into employment agreements with each of the Named Executive Officers.  The MGM Compensation Committee believes these agreements are necessary for the continued availability of the Named Executive Officers in developing and implementing MGM Resorts’ and its subsidiaries’ strategic plans.  The employment agreements establish the annual base salaries, severance and other benefits for the Named Executive Officers, as further described below.

MGM Resorts Incentive Plan.  As further described below, the MGM Compensation Committee adopts performance goals on an annual basis, including specific performance objectives, and establishes computation formulas or methods for determining each participant’s non-equity incentive award for that year under the Incentive Plan.  The MGM Compensation Committee has no discretion to increase the amount of any participant’s award as determined by the formula, but even if the performance goals are met for any particular year, the MGM Compensation Committee may reduce or eliminate any participant’s award if it determines, in its sole and absolute discretion, that such a reduction or elimination is appropriate with respect to the participant’s performance or any other factors material to the goals, purposes, and administration of the Incentive Plan.  In December 2011, the MGM Compensation Committee determined that it would not reduce or eliminate any of the participants’ awards for fiscal year 2011.  Messrs. Baldwin, Murren, and Hornbuckle participate in the Incentive Plan.  Messrs. Nordling and McBeath do not participate in this plan, but are eligible for discretionary, annual incentive bonuses pursuant to their employment agreements.

Impact of Tax Rules.  Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), disallows a tax deduction to public companies for compensation over $1 million paid to such company’s chief executive officer and its three other highest paid executive officers other than its chief financial officer.  Qualifying performance-based compensation is not subject to the $1 million deduction limitation if certain requirements are met.  The MGM Compensation Committee has determined that a substantial portion of the potential compensation payable to the Named Executive Officers on an annual basis should be based on the achievement of performance-based targets or otherwise qualify as deductible under Section 162(m) of the Internal Revenue Code.  Incentive Plan awards to the Named Executive Officers who participate in the Incentive Plan and certain annual grants of equity-based compensation the Named Executive Officers receive under the Omnibus Incentive Plan are intended to satisfy the requirements for qualifying performance-based compensation under Section 162(m) so that compensation paid pursuant to these awards and grants will be tax deductible.  However, interpretations of and changes in applicable tax laws and regulations as well as other factors beyond the control of the MGM Compensation Committee can affect deductibility of compensation, and there can be no assurance that compensation paid to the Named Executive Officers who are covered by Section 162(m) will be deductible.  In addition, the MGM Compensation Committee reserves the right to use its judgment to authorize payment of compensation that may not be deductible when the MGM Compensation Committee believes that such payments are appropriate and in the best interests of MGM Resorts and its subsidiaries, taking into consideration changing business conditions, the performance of its employees, and other relevant factors.  In this regard, in 2011, the MGM Compensation Committee approved discretionary cash bonuses to certain Named Executive Officers, as discussed below.

Assessing Compensation Competitiveness.  In order to assess whether the compensation awarded to the Named Executive Officers is fair and reasonable, the MGM Compensation Committee periodically gathers and reviews data regarding the compensation practices and policies of other public companies in MGM Resorts’ industry.  The peer group compensation data is reviewed as a check for the MGM Compensation Committee to determine whether the compensation paid to the Named Executive Officers is generally competitive with that paid to the executive officers of MGM Resorts’ peer group companies, and the MGM Compensation Committee makes adjustments to compensation levels where appropriate based on this information.

The relevant information for members of the peer group is gathered from publicly available proxy statement data, which data generally reflects only the compensation paid by these companies in years prior to their disclosure, and other relevant disclosures.  When reviewing the compensation of the executive officers of the peer group, the MGM Compensation Committee compares the market overlap, results of operations, stockholders’ equity and market capitalization of the peer group with that of MGM Resorts.  In addition, the MGM Compensation Committee also reviews the total compensation, as well as the amount and type of each element of such compensation, of the executive officers of the peer group with duties and responsibilities comparable to those of the Named Executive Officers.

The 2011 peer group (the “Peer Group”) was composed of gaming and/or hospitality companies that MGM Resorts considered its direct competitors for business and executive management talent.  In 2011, the MGM Compensation Committee reviewed the compensation data of the Peer Group.  MGM Resorts was in the third quartile (50th to 75th percentile) as compared to the Peer Group with respect to revenues, operating income and employees, and about 6% below median with respect to market capitalization.  This data is generally based on

SEC filings available as of March 31, 2012 (employee data is from the most recent annual report).  In 2011, the Peer Group consisted of the following companies:

•                  Boyd Gaming

•                  Carnival Corp.

•                  Hyatt Hotels

•                  International Game Technology

•                  Las Vegas Sands

•                  Marriott International

•                  Penn National Gaming

•                  Royal Caribbean

•                  Starwood Hotels & Resorts Worldwide

•                  Wyndham Worldwide

•                  Wynn Resorts

Elements of Compensation

Base Annual Compensation.  The Named Executive Officers’ employment agreements provide for annual base salaries, and each Named Executive Officer generally remains at the annual base salary prescribed by his applicable employment agreement for the term of the agreement unless his role or responsibilities materially change.  In 2011, the Named Executive Officers’ annual base salaries remained the same as in 2010, except that Mr. Nordling’s salary was increased from $600,000 to $625,000 as contemplated by the terms of his employment agreement in effect for 2011.  Mr. Nordling’s employment agreement in effect for 2011 provided for a base salary that incrementally increased each year from $575,000 at the start of his employment term in 2009 to $625,000 at the end of his employment term in 2011.  Effective January 9, 2012, Mr. Nordling and MGM Operations entered into a new employment agreement that provides for an annual base salary of $625,000 (subject to increase at the discretion of MGM Operations) over the three-year term of the agreement.

Cash Incentive Awards.  MGM Resorts’ non-equity incentive awards under the Incentive Plan, when appropriate, are determined by the MGM Compensation Committee after the end of the fiscal year.  With respect to the Named Executive Officers, only Messrs. Baldwin, Murren, and Hornbuckle participated in the Incentive Plan in 2011.  Messrs. Nordling and McBeath were not eligible to participate in the Incentive Plan; however, each was eligible for a discretionary annual bonus under the terms of his employment agreement.

Under the Incentive Plan, each year, the MGM Compensation Committee adopts performance goals and establishes computation formulas for determining each participant’s annual incentive bonus.  For 2011, the MGM Compensation Committee established the EBITDA target at $1,511,781,000, which was the same target EBITDA set by MGM Resorts management and approved by the MGM Board in the budgeting process for 2011 (the “EBITDA Target”), as adjusted to reflect the change in 2011 from the equity method of accounting to consolidated basis accounting as a result of the acquisition of a controlling interest in MGM China Holdings Limited.  For this purpose, EBITDA was defined as set forth below.

The MGM Compensation Committee further determined that, in order for any award to be earned under the Incentive Plan in 2011, 70% of the EBITDA Target must have been achieved. In the event that 70% of the EBITDA Target were achieved, Messrs. Baldwin, Murren and Hornbuckle would have been eligible to receive 50% of their target award.  Between 70% and 100% achievement, the factor increased on a linear basis.  If 100% of the EBITDA Target were achieved, Messrs. Baldwin, Murren and Hornbuckle would have been eligible to receive 100% of their target awards.  If 120% of the EBITDA Target were achieved, Messrs. Baldwin, Murren and Hornbuckle would have been eligible to receive 150% of their target awards.  Between 100% and 120% achievement, the factor increased on a linear basis.

In 2011, 104.2% of the EBITDA Target was achieved such that Messrs. Baldwin, Murren and Hornbuckle each received 110.6% of their target awards.  The table below illustrates for 2011 the impact of different EBITDA achievement levels on the target awards factor and identifies the actual award factor for 2011:

2011 EBITDA Target: $1,511,781,000	EBITDA Target Achievement	Factor
	<70%	0%
	70%	50%
	80%	66.7%
	90%	83.3%
	100%	100%
2011 Actual	104.2%	110.6%
	110%	125%

The MGM Compensation Committee set the target awards under the Incentive Plan for 2011 as a percentage of Messrs. Baldwin, Murren, and Hornbuckle’s applicable salary at January 1, 2011, as indicated in the table below.  For each of these individuals, this target award was multiplied by the 110.6% factor described above as a result of the 104.2% achievement of the EBITDA Target.

Named Executive Officer	Base Salary at 1/1/2011	2011 Target Bonus (% of Base Salary)	2011 Target Bonus ($)	2011 Actual Bonus ($)	Actual Bonus as % of Target
Mr. Murren	$2,000,000	200%	$4,000,000	$4,423,951	110.6%
Mr. Baldwin	$1,650,000	163.63%	$2,699,895	$2,986,050	110.6%
Mr. Hornbuckle	$1,100,000	125%	$1,375,000	$1,520,733	110.6%

For this purpose, EBITDA consisted of corporate consolidated EBITDA as presented in the annual budget approved by the MGM Board and excluded the following items:

•                  gains or losses from the sale of operating properties, joint venture or partnership interests or land;

•                  EBITDA attributable to operations of assets for the period prior to their disposal;

•                  gains or losses attributable to any consolidation of a joint venture or partnership in MGM Resorts’ financial statements;

•                  any write-down or write-up of the value of any portion of real estate or other capital assets or investments not disposed of;

•                  gains or losses on insurance proceeds related to asset claims;

•                  gains or losses arising out of acquisitions, sales or dispositions, or exchanges of MGM Resorts’ debt securities;

•                  certain legal and advisory costs;

•                  gains from a potential initial public offering relating to MGM Resorts’ Macau joint venture; and

•                  EBITDA attributable to any entity acquired by MGM Resorts during 2011.

The MGM Compensation Committee may reduce or eliminate any participant’s award if it determines, in its sole and absolute discretion, that such a reduction or elimination is appropriate with respect to the participant’s performance or any other factors material to the goals, purposes, and administration of the Incentive Plan.  In December 2011, the MGM Compensation Committee determined that it would not reduce or eliminate any of the participants’ awards for fiscal year 2011.

In March 2011, Mr. Murren earned the fourth and final additional cash award provided by his employment agreement pursuant to the Incentive Plan, in the amount of $1,062,500 (the “2011 Additional Cash Bonus”).  This award was vested and earned at the end of the six-month period ending in March 2011 because MGM Resorts EBITDA (as defined for purposes of the Incentive Plan) for such period was greater than $350,000,000.

In addition, the MGM Compensation Committee has the ability to grant bonus awards outside of the Incentive Plan in the MGM Compensation Committee’s discretion; however, any such bonus payments may not be entitled to the same beneficial tax treatment provided with respect to the non-equity incentive awards under the Incentive Plan.  Discretionary bonuses may be awarded in any amount that the MGM Compensation Committee deems appropriate.  In March 2012, the MGM Compensation Committee awarded discretionary bonuses in the amounts of $1,067,500 to Mr. McBeath, $550,000 to Mr. Nordling and $150,000 to Mr. Hornbuckle in connection with their superior efforts in 2011 related to the achievement of strategic and operational objectives.

Equity-Based Compensation.  In 2011, the Compensation Committee granted stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) to the Named Executive Officers under the Omnibus Incentive Plan.  These awards were granted consistent with a policy adopted by the MGM Compensation Committee in October 2008 to provide for a uniform annual grant date for equity awards to the Named Executive Officers (the “Annual Program”).  The MGM Compensation Committee does not time the issuance or grant of any equity-based awards with the release of material, non-public information, nor does it time the release of material non-public information for the purpose of affecting the value of equity awards.

In making awards under the Annual Program in 2011, the MGM Compensation Committee determined a gross SAR award number for each Named Executive Officer and allocated 75% of that value to SARs and 25% of that value to RSUs (for this purpose, one SAR was assumed to equal the value of 0.4 RSUs).  In determining the gross SAR award number, the MGM Compensation Committee does not take into account a recipient’s holdings of vested but unexercised awards, believing that calibrating future awards based on the holdings of previously vested but unexercised awards would create incentives for Named Executive Officers to exercise or sell shares subject to their prior grants.  The MGM Compensation Committee also does not take into account the value realized by a Named Executive Officer during a fiscal year from the exercise of equity awards granted during a prior year, believing that value realized by a Named Executive Officer from the exercise of any such equity award relates to services provided during the year of the grant or of vesting and not necessarily during the year of exercise.

SARs and RSUs generally vest ratably over four years, which encourages recipients to balance MGM Resorts’ short-term performance with the management of MGM Resorts’ long-term risks and long-term performance.  SARs expire seven years after the grant date.

Each SAR entitles the recipient to receive upon exercise a payment in stock equal to the appreciation in the value of a share of MGM Resorts’ stock from the date of issue to the date of exercise. Accordingly, the recipient receives value from his or her SAR only if there is an increase in the value of a share.  In connection with any award of SARs, the exercise price is established as the closing price of MGM Resorts’ common stock on the New York Stock Exchange on the day of the MGM Compensation Committee meeting at which such award is approved.  Although the MGM Compensation Committee may pre-approve the terms of employment, including the proposed equity compensation, offered to a potential new employee prior to the acceptance or commencement of the employment, any grant of SARs made in connection with such new employment is subject to formal approval by the MGM Compensation Committee and, if approved, occurs at the next scheduled meeting of the MGM Compensation Committee following the commencement of such employment.  With respect to SARs granted in connection with the approval by the MGM Compensation Committee of a new or revised employment agreement, such grants are considered and, if approved, awarded at the regularly scheduled meeting of the MGM Compensation Committee during which such employment agreement is approved.

Each RSU entitles the holder to receive one share of MGM Resorts’ stock at vesting, assuming that any applicable performance target is satisfied.  Thus, while an increase in the value of MGM Resorts’ stock increases the value of each RSU, an RSU has value even if there is no increase in the value of a share, and an RSU thus has value as a retention incentive even if there is no increase in stock price, again assuming that any applicable performance target is satisfied.  For 2011, the MGM Compensation Committee determined that a combination of both SARs and RSUs was the best design because this structure results in some retention incentive even when stock prices have not increased.

The RSUs granted to Messrs. Baldwin, Murren and Hornbuckle in 2011 are subject to achievement of a performance target: in order for any such RSUs to be eligible to vest, MGM Resorts’ EBITDA for the six-month period ending on June 30, 2012 must be at least 50% of the targeted EBITDA for such six-month period as determined for purposes of the Incentive Plan.

The MGM Compensation Committee awarded equity-based compensation to the Named Executive Officers in 2011 as follows:

Named Executive Officer	SARs	RSUs
Mr. Baldwin	112,500	15,000	(1)
Mr. Nordling	30,000	4,000
Mr. Murren	262,500	35,000	(1)
Mr. McBeath	30,000	4,000
Mr. Hornbuckle	112,500	15,000	(1)

(1) Vesting is subject to satisfaction of performance criteria, as described above.

The MGM Compensation Committee, in its discretion, may grant equity-based awards outside of the Annual Program in connection with a promotion or the approval of a new or revised employment agreement.  In 2011, the MGM Compensation Committee did not grant any equity-based awards to our Named Executive Officers outside of the Annual Program.

MGM Resorts’ Deferred Compensation Opportunities.  Under MGM Resorts’ Nonqualified Deferred Compensation Plan (the “DCP”), the Named Executive Officers may elect to defer up to 50% of their base salary or 75% of their non-equity incentive awards on a pre-tax basis and accumulate tax-deferred earnings on their accounts.  All of the Named Executive Officers, except Mr. Baldwin, are current participants in the DCP, but no deferrals were made by any such individuals under the DCP in 2011.  See “Executive Compensation—Nonqualified Deferred Compensation”.  MGM Resorts believes that providing the Named Executive Officers with this deferral option is a cost-effective way to permit executives to receive the tax benefits associated with delaying the income tax event on the compensation deferred, even though the related deduction for MGM Resorts also is deferred.  The plan permits deferral, within prescribed limits, up to 75% of income on a pre-tax basis, subject to prescribed annual contribution limits.  The plan allows the Named Executive Officers to allocate their account balances among different measurement funds which are used as benchmarks for calculating amounts that are credited or debited to their account balances (for tax reasons, no ownership interest in the underlying funds is acquired).  The Named Executive Officers are also eligible to participate in MGM Resorts’ retirement savings plan under Section 401(k) of the Internal Revenue Code.

Perquisites and Other Benefits.  As an owner and operator of full-service resorts, MGM Resorts is able from time to time to provide perquisites relating to hotel and related services, including security and in-town transportation, to the Named Executive Officers at little or no additional cost to MGM Resorts.  MGM Resorts currently provides access to the fitness facilities located in the hotel in which a Named Executive Officer’s office is located.  In addition, for MGM Resorts’ convenience and the convenience of the Named Executive Officers, MGM Resorts provides complimentary meals for business purposes at its restaurants.  As shown below in the Summary Compensation Table, the only tax gross-up paid by MGM Resorts relates to executive health plan coverage and reflects the fact that such coverage was previously insured (so that there was no additional tax cost) and MGM Resorts’ decision to convert its medical plans to self-funding.  This conversion imposed an additional tax cost on executives (which MGM Resorts reimburses), but still resulted in lower overall costs to MGM Resorts.  Other than this tax gross-up, MGM Resorts does not pay any tax gross-ups to the Named Executive Officers, and the MGM Compensation Committee will not approve any other tax gross-ups.

Pursuant to his employment agreement, Mr. Murren may request the personal use of aircraft owned by MGM Resorts, but MGM Resorts is not obligated to make the aircraft available for more than two personal round trips in any calendar year, subject to certain conditions and the aircraft’s availability.  MGM Resorts also provides security services for Mr. Murren and pays the premiums for group life insurance, short term disability insurance, long term disability insurance, business travel insurance, and health plan coverage (and any taxes associated with health plan coverage) on behalf of the Named Executive Officers.  These amounts are also shown below in the Summary Compensation Table.

Severance Benefits and Change of Control.  The MGM Compensation Committee believes that severance protections, including in the context of a change of control transaction, are important in attracting and retaining key executive officers.  In addition, it believes they help ensure leadership continuity and sound decisions in the interest of MGM Resorts’ long-term success, particularly at times of major business transactions.  The MGM Compensation Committee has agreed to provide the Named Executive Officers with severance benefits in the event that their employment is terminated (1) by their employer for other than good cause, (2) by them for good cause, (3) by their employer as a result of their death or disability or in the event of or in connection with a change of control of MGM Resorts as provided under the applicable Named Executive Officer employment agreements.  The MGM Compensation Committee believes the services of the Named Executive Officers are extremely marketable, and that in retaining their services it is therefore necessary to provide assurances to the Named Executive Officers that their employer will not terminate their employment without cause unless their employer provides a certain level of severance benefits.  When determining the level of the severance benefits to be offered in the employment agreements, the MGM Compensation Committee also considers the period of time it would normally require an executive officer to find comparable employment.   Details of the specific severance benefits available under various termination scenarios for the Named Executive Officers as of December 31, 2011 are discussed below in “Executive Compensation—Estimated Benefits upon Termination”.

As a result of its review of MGM Resorts’ current severance policies, the MGM Compensation Committee has determined to make changes to its severance and change of control policies, which changes are described below under “Executive Compensation—Estimated Benefits upon Termination—Uniform Severance and Change of Control Policies”.

Compensation Risk Assessment

As part of its oversight, the MGM Compensation Committee considers the impact of MGM Resorts’ executive compensation program, and the incentives created by the compensation awards that it administers, on MGM Resorts’ risk profile.  MGM Resorts’ believes that its pay philosophy provides an effective balance in cash and equity mix, short- and longer-term performance periods, financial and non-financial performance, and allows for the MGM Compensation Committee’s exercise of discretion.  Further, policies to mitigate compensation-related risk include vesting periods on long-term incentives, stock ownership guidelines, insider-trading prohibitions, and independent MGM Compensation Committee oversight.  Based upon this review, both for MGM Resorts’ executive officers and all other employees, the MGM Compensation Committee has concluded that the risks arising from MGM Resorts’ compensation policies and practices are not reasonably likely to have a material adverse effect on MGM Resorts.

Board of Directors Report

Our Board of Directors has reviewed and discussed the “Compensation Discussion and Analysis” included in this annual report on Form 10-K with management.  Based on the Board of Directors’ review and discussion with management, the Board of Directors has determined that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

James J. Murren, Chair

Robert H. Baldwin

William P. McBeath

Hamad Buamim

William W. Grounds

Chris O’Donnell

The foregoing report of our Board of Directors does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any other CityCenter filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent CityCenter specifically incorporates such report by reference therein.

Board of Directors Interlocks and Insider Participation

During 2011 and as of the date of this amendment to our annual report on Form 10-K, none of the members of our Board of Directors was or is an officer or employee of CityCenter, as CityCenter has no employees.

Summary Compensation Table

The following table summarizes the compensation of the Named Executive Officers for the years ended December 31, 2011 and 2010.

Name and Title	Year	Salary (A)	Bonus (B)	Stock Awards (C)	Stock Apprecia- tion Rights and Option Awards (D)	Non-Equity Incentive Plan Compen- sation (E)	All Other Compen- sation (F)	Total

Robert H. Baldwin	2011	$1,650,000	$—	$123,450	$548,111	$2,986,050	$13,924	$5,321,535
Principal Executive Officer of CityCenter, Chief Design and Construction Officer and Director of MGM Resorts	2010	1,648,187	1,500,000	—	5,745,000	1,229,301	60,979	10,183,467
Christopher Nordling	2011	607,418	550,000	32,920	146,163	—	50,508	1,387,009
Principal Financial Officer of CityCenter and EVP Operations of MGM Resorts	2010	582,418	250,000	45,440	198,012	—	38,512	1,114,382
James J. Murren	2011	2,000,000	—	288,050	1,278,926	5,486,451	880,130	9,933,557
Chairman, Chief Executive Officer, President and Director of MGM Resorts	2010	2,000,000	750,000	397,600	1,732,605	4,310,424	585,274	9,775,903
William P. McBeath	2011	1,100,000	1,067,500	32,920	146,163	—	41,459	2,388,042
President and Chief Operating Officer of CityCenter and Aria	2010	1,074,500	500,000	45,440	198,012	—	60,966	1,878,918
William J. Hornbuckle, IV	2011	1,100,000	150,000	123,450	548,111	1,520,733	34,224	3,476,518
Chief Marketing Officer of MGM Resorts	2010	1,003,736	340,000	—	495,030	491,720	33,893	2,364,379

(A)        See “Compensation Discussion and Analysis—Elements of Compensation—Base Annual Compensation”.  For Mr. Nordling, the amount in this column does not reflect his full salary at the end of 2011 because his salary increase became effective during 2011 and not at January 1, 2011.

(B)         For Messrs. Nordling, McBeath and Hornbuckle, includes discretionary bonuses earned in 2011.  See “Compensation Discussion and Analysis—Elements of Compensation—Cash Incentive Awards.”

(C)         MGM Resorts RSUs were granted to all the Named Executive Officers in 2011.  The amounts reflected in the table represent the grant date fair value computed in accordance with FASB ASC 718 with assumptions as described in Note 14 to MGM Resorts’ consolidated financial statements, which are included in MGM Resorts’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on February 29, 2012.  For Messrs. Baldwin, Murren and Hornbuckle, awards will be forfeited and cancelled if certain performance criteria are not met during the six-month period beginning January 1, 2012.  See “Compensation Discussion and Analysis—Elements of Compensation—Equity-Based Compensation.”  At the grant date, MGM Resorts believed that it was probable that any applicable performance criteria would be met and that the Named Executive Officers would remain employed through the date the grant would become fully vested by its terms, and accordingly, the full value of awards granted has been included.

(D)        MGM Resorts SARs were granted to all the Named Executive Officers in 2011.  See “Compensation Discussion and Analysis—Elements of Compensation—Equity-Based Compensation.”  The amounts reflected in the table represent the grant date fair value computed in accordance with FASB ASC 718.  These awards were valued using the Black-Scholes Model with assumptions as described in Note 14 to MGM Resorts’ consolidated financial statements, which are included in MGM Resorts’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on February 29, 2012.

(E)         Consists of payments under the Incentive Plan for Messrs. Baldwin, Murren and Hornbuckle and, with respect to Mr. Murren, payment of the 2011 Additional Cash Bonus.  See “Compensation Discussion and Analysis—Elements of Compensation—Cash Incentive Awards.”

(F)          All other compensation for 2011 consists of the following:

Name	Personal Use of MGM Resorts Aircraft(1)	401(k) Match(2)	Insurance Premiums and Benefits(3)	Other Perquisites(4)	Total Other Compensation
Mr. Baldwin	$—	$500	$13,424	$—	$13,924
Mr. Nordling	—	500	50,008	—	50,508
Mr. Murren	422,023	500	88,688	368,919	880,130
Mr. McBeath	—	500	40,959	—	41,459
Mr. Hornbuckle	—	500	33,724	—	34,224

(1)         The amounts in this column represent the value of personal use of MGM Resorts’ aircraft, which was determined based on the aggregate incremental cost to MGM Resorts.  Aggregate incremental cost was calculated based on average variable operating cost per flight hour multiplied by flight hours for each Named Executive Officer, less any amounts reimbursed by such Named Executive Officer.  The average variable operating cost per hour was calculated based on aggregate variable costs for each year, including fuel, engine reserves, trip-related repair and maintenance costs, travel expenses for flight crew, landing costs, related catering and miscellaneous handling charges, divided by the aggregate hours flown.  Fixed costs, such as flight crew salaries, wages and other employment costs, training, certain maintenance and inspections, depreciation, hangar rent, utilities, insurance and taxes, are not included in aggregate incremental cost since these expenses are incurred by MGM Resorts irrespective of personal use of aircraft.  The amount shown in the table for Mr. Murren reflects a reimbursement of $68,445 to MGM Resorts for a portion of the incremental costs of his personal flights.

(2)         The amounts in this column represent MGM Resorts’ matching contributions to the Named Executive Officers’ 401(k) plan accounts.

(3)         The amounts in this column represent premiums and other expenses for group life insurance, short term disability insurance, long term disability insurance, business travel insurance, and health plan coverage, including gross-ups of associated taxes on health plan coverage (the gross-up amounts were $836, $6,147, $13,863, $9,278 and $3,679 for Messrs. Baldwin, Nordling, Murren, McBeath and Hornbuckle, respectively).

(4)         For 2011, Mr. Murren received $100,000 from MGM Resorts to be applied to his life insurance premiums or such other uses as he determines.  Also included in this column for Mr. Murren is $268,919 paid by MGM Resorts for personal security services.  As an owner and operator of full-service hotels, MGM Resorts is able to provide many perquisites relating to hotel and hotel-related services to the Named Executive Officers at little or no additional cost to MGM Resorts.  In no case did the value of such perquisites, computed based on the incremental cost to MGM Resorts, exceed $10,000 per individual in 2011.

Grants of Plan-Based Awards

The table below shows MGM Resorts plan-based awards granted during 2011 to the Named Executive Officers.  See “Compensation Discussion and Analysis—Elements of Compensation—Cash Incentive Awards” and “—Equity-Based Compensation” for a narrative description of these awards.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Number of Shares For Future Payouts Under Equity Incentive Plan Awards (A)			All Other Stock Awards: Number of Shares of Stock	All Other SAR Awards: Number of Securities Underlying	Exercise Price of SAR	Grant Date Fair Value of Stock and SAR
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	SARs	Awards	Awards (B)
Mr. Baldwin	N/A	$1,349,948	$2,699,895	$4,049,843	—	—	—	—	—	—	—
	10/3/2011	—	—	—	—	—	—	—	112,500	$8.23	$548,111
	10/3/2011	—	—	—	—	15,000	—	—	—	—	123,450
Mr. Nordling	10/3/2011	—	—	—	—	—	—	—	30,000	8.23	146,163
	10/3/2011	—	—	—	—	—	—	4,000	—	—	32,920
Mr. Murren	N/A	2,000,000	4,000,000	6,000,000	—	—	—	—	—	—	—
	10/3/2011	—	—	—	—	—	—	—	262,500	8.23	1,278,926
	10/3/2011	—	—	—	—	35,000	—	—	—	—	288,050
Mr. McBeath	10/3/2011	—	—	—	—	—	—	—	30,000	8.23	146,163
	10/3/2011	—	—	—	—	—	—	4,000	—	—	32,920
Mr. Hornbuckle	N/A	$687,500	$1,375,000	$2,062,500	—	—	—	—	—	—	—
	10/3/2011	—	—	—	—	—	—	—	112,500	8.23	$548,111
	10/3/2011	—	—	—	—	15,000	—	—	—	—	123,450

(A)           For the RSU awards to vest ratably over four years, MGM Resorts’ pre-tax income for the six months ending June 30, 2012 must be at least 50% of the targeted EBITDA as determined in the budget adopted by the MGM Board for such period, excluding certain predetermined items.  There are no thresholds or maximums (or equivalent items).

(B)            Represents the fair value of the RSUs and SARs granted on their respective grant dates.  The fair value is calculated in accordance with FASB ASC 718.  For additional information, refer to Note 14 of MGM Resorts’ consolidated financial statements, which are included in MGM Resorts’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on February 29, 2012.  There can be no assurance that these amounts will correspond to the actual value that will be recognized by the Named Executive Officers.

Outstanding Equity Awards at Fiscal Year-End

The table below shows outstanding MGM Resorts equity awards of the Named Executive Officers as of December 31, 2011.

	Option/SAR Awards						Stock Awards (RSUs)
	Number of Securities Underlying Unexercised Options/SARs				Option/SAR Exercise	Option/SAR Expiration	Shares or Units of Stock that Have Not Vested			Equity Incentive Plan Awards: Unearned Shares, Units or Other Rights that Have Not Vested
Name	Exercisable		Un-exercisable		Price	Date	Number		Value	Number		Value
Mr. Baldwin	600,000	(1)	—		$34.05	5/3/2012
	567,187	(1)	—		12.74	2/27/2013
	140,625	(2)	46,875	(3)	19.00	10/6/2015
	93,750	(2)	93,750	(7)	11.54	10/5/2016
	187,500	(2)	562,500	(9)	13.18	12/13/2017
	—	(2)	112,500	(6)	8.23	10/3/2018
							12,500	(7)	$130,375
										15,000	(6)	$156,450
Mr. Nordling	160,000	(1)	—		$34.05	5/3/2012
	172,000	(1)	—		12.74	2/27/2013
	22,500	(2)	7,500	(3)	19.00	10/6/2015
	15,000	(2)	15,000	(7)	11.54	10/5/2016
	7,500	(2)	22,500	(5)	11.36	10/4/2017
	—	(2)	30,000	(6)	8.23	10/3/2018
							750	(3)	$7,823
							2,000	(7)	20,860
							3,000	(5)	31,290
							4,000	(6)	$41,720
Mr. Murren	600,000	(1)	—		$34.05	5/3/2012
	100,000	(1)	—		34.36	5/10/2012
	1,000,000	(1)	—		12.74	2/27/2013
	140,625	(2)	46,875	(3)	19.00	10/6/2015
	750,000	(2)	1,250,000	(4)	5.53	4/6/2016
	65,625	(2)	196,875	(5)	11.36	10/4/2017
	—	(2)	262,500	(6)	8.23	10/3/2018
							26,250	(5)	$273,788
										35,000	(6)	$365,050
Mr. McBeath	350,000	(1)	—		$34.05	5/3/2012
	110,000	(1)	—		12.74	2/27/2013
	28,125	(2)	9,375	(3)	19.00	10/6/2015
	15,000	(2)	15,000	(7)	11.54	10/5/2016
	7,500	(2)	22,500	(5)	11.36	10/4/2017
	—	(2)	30,000	(6)	8.23	10/3/2018
							4,299	(8)	$44,839
							938	(3)	9,783
							2,000	(7)	20,860
							3,000	(5)	31,290
							4,000	(6)	$41,720
Mr. Hornbuckle	235,000	(1)	—		$34.05	5/3/2012
	28,125	(2)	9,375	(3)	19.00	10/6/2015
	112,500	(2)	112,500	(10)	7.45	8/3/2016
	18,750	(2)	56,250	(5)	11.36	10/4/2017
	—	(2)	112,500	(6)	8.23	10/3/2018
							938	(3)	$9,783
							10,428	(11)	$108,764
										15,000	(6)	$156,450

(1)                  Non-qualified stock option award.

(2)                  SAR award.

(3)                  Scheduled to vest 10/6/12.

(4)                  375,000 of these SARs are scheduled to vest on each of 4/6/12 and 4/6/13.  If the average closing price of MGM Resorts common stock is at least $17 during any 20 consecutive trading day period prior to the earlier of 4/6/13 or the termination of Mr. Murren’s employment or certain other events specified in his SAR agreement, then the remaining 500,000 SARs will vest in equal installments effective as of 4/6/10, 4/6/11, 4/6/12 and 4/6/13.

(5)                  Scheduled to vest in equal installments on each of 10/4/12, 10/4/13 and 10/4/14.

(6)                  Scheduled to vest in equal installments on each of 10/3/12, 10/3/13, 10/3/14 and 10/3/15.

(7)                  Scheduled to vest in equal installments on each of 10/5/12 and 10/5/13.

(8)                  Scheduled to vest 10/1/12.

(9)                  Scheduled to vest in equal installments on each of 12/13/12, 12/13/13 and 12/13/14.

(10)             Scheduled to vest in equal installments on each of 8/3/12 and 8/3/13.

(11)             Scheduled to vest in equal installments on each of 2/4/12 and 2/4/13.

Option/SAR Exercises and Stock Vested

The following table shows MGM Resorts option/SAR exercises and RSU vesting for the Named Executive Officers during 2011.  For option/SAR awards, if any, the value realized is calculated as the difference between the market price on the date of exercise and the exercise price, times the number of options/SARs exercised.  For RSUs, the value realized is calculated as the number of shares vested times the closing share price on the date vested.

	Stock Option/SAR Awards		Stock Awards (RSUs)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mr. Baldwin	—	—	6,250	54,563
Mr. Nordling	—	—	2,750	24,580
Mr. Murren	—	—	8,750	76,475
Mr. McBeath	—	—	7,236	66,290
Mr. Hornbuckle	—	—	6,151	86,102

Nonqualified Deferred Compensation

The following table shows nonqualified deferred compensation to the Named Executive Officers in 2011 under the DCP.  See “Compensation Discussion and Analysis—Elements of Compensation—MGM Resorts’ Deferred Compensation Opportunities” for a narrative description of the DCP.

	DCP
Name	Executive Contributions	MGM Resorts Contributions	Aggregate Earnings (A)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Year End
Mr. Baldwin	$—	$—	$—	$—	$—
Mr. Nordling	—	—	(190)	—	19,683
Mr. Murren	—	—	4,921	—	77,893
Mr. McBeath	—	—	(1,377)	—	48,232
Mr. Hornbuckle	—	—	(997)	—	29,668
Total	$—	$—	$2,357	$—	$175,476

(A)       None of these amounts was included as “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table.

Estimated Benefits Upon Termination

The following table indicates the estimated amounts that would be payable to each Named Executive Officer by MGM Resorts or its affiliate upon a hypothetical termination as of December 31, 2011 under various termination scenarios, pursuant to the applicable employment agreements and equity awards.

	Severance (A)	Vesting of Stock Options and SARs (B)(C)	Vesting of RSUs (C)(D)	Other (E)	Total
Death or Disability
Mr. Baldwin	$1,650,000	$61,875	$169,488	$49,876	$1,931,239
Mr. Nordling	156,250	16,500	10,430	—	183,180
Mr. Murren	2,000,000	9,944,375	273,788	298,824	12,516,987
Mr. McBeath	275,000	16,500	10,430	—	301,930
Mr. Hornbuckle	275,000	61,875	39,113	—	375,988

Employer Terminates Without Good Cause
Mr. Baldwin	4,000,000	61,875	104,300	49,876	4,216,051
Mr. Nordling	440,068	16,500	39,113	30,799	526,480
Mr. Murren	7,000,000	9,944,375	273,788	298,824	17,516,987
Mr. McBeath	1,880,548	16,500	85,912	53,958	2,036,918
Mr. Hornbuckle	1,874,521	564,750	103,278	50,997	2,593,546

Named Executive Officer Terminates Without Good Cause/ Employer Terminates With Good Cause
Mr. Baldwin	—	—	—	—	—
Mr. Nordling	—	—	—	—	—
Mr. Murren	—	—	—	—	—
Mr. McBeath	—	—	—	—	—
Mr. Hornbuckle	—	—	—	—	—

Named Executive Officer Terminates With Good Cause
Mr. Baldwin	4,000,000	61,875	104,300	49,876	4,216,051
Mr. Nordling	—	16,500	10,430	—	26,930
Mr. Murren	7,000,000	9,944,375	273,788	298,824	17,516,987
Mr. McBeath	—	16,500	10,430	—	26,930
Mr. Hornbuckle	—	61,875	39,113	—	100,988

	Severance (A)	Vesting of Stock Options and SARs (B)(C)	Vesting of RSUs (C)(D)	Other (E)	Total
Change of Control(F)
Mr. Baldwin	4,000,000	61,875	169,488	49,876	4,281,239
Mr. Nordling	440,068	16,500	39,113	30,799	526,480
Mr. Murren	7,000,000	9,944,375	91,263	298,824	17,334,462
Mr. McBeath	1,880,548	16,500	85,912	53,958	2,036,918
Mr. Hornbuckle	1,874,521	564,750	103,278	50,997	2,593,546

(A)       This table does not reflect any future benefits to be provided under the MGM Resorts Severance Policy and Change of Control Policy, which will be implemented subsequent to December 31, 2011.  See “Uniform Severance and Change of Control Policies” below. This column does not include any unpaid prior year bonuses that were earned prior to the date of termination.

(B)       The value of outstanding MGM Resorts RSUs, stock options and SARs (including any accelerated or continued vesting that would occur under each of these termination scenarios) is based on the closing price of MGM Resorts’ common stock at December 30, 2011, which was $10.43.

(C)       For purposes of the calculation of any continued or accelerated vesting in respect of outstanding equity awards, (1) we have assumed that in connection with each Named Executive Officer’s termination, such Named Executive Officer was eligible for the maximum post-termination continued and accelerated vesting period applicable to each award, which may not be the case if an actual termination were to occur, and (2) we have treated continued vesting of awards in the same manner as accelerated vesting based on MGM Resorts’ stock price on December 30, 2011.

(D)       The termination scenarios above assume that the performance targets are achieved for MGM Resorts performance-based RSUs.

(E)        Includes an estimate of group life insurance premiums, reimbursement of medical expenses and associated taxes and premiums for long term disability insurance to be provided by MGM Resorts or its affiliate under each of the scenarios based on actual amounts paid in 2011.

(F)         Assumes each Named Executive Officer’s employment terminates (other than as a result of a termination by the employer for good cause or by the Named Executive Officer without good cause) in connection with a change of control.  If no termination occurs in connection with a change of control, then the only benefit as of December 31, 2011 would be vesting of MGM Resorts RSUs for Mr. Baldwin (with an estimated benefit of $130,375).

Uniform Severance and Change of Control Policies

In 2012, the MGM Compensation Committee adopted a prospective uniform severance policy for terminations by MGM Resorts without cause or by the applicable executive officer with good cause not in connection with a change of control of MGM Resorts (the “Severance Policy”).  The MGM Compensation Committee expects to implement the Severance Policy on a rolling basis as new employment agreements are entered into with the Named Executive Officers by incorporating the terms of the Severance Policy into such employment agreements.  Alternatively, the MGM Compensation Committee may offer the Named Executive Officers the opportunity to amend their agreements to incorporate all the terms of the new Severance Policy, including the new Change of Control Policy described below.  In the interim, benefits payable to the Named Executive Officers under these termination scenarios will be as provided under the applicable existing employment agreement.  The benefits to be provided under the Severance Policy are as follows:

Position	Non Change-of-Control Severance (termination by employer without good cause or by Named Executive Officer with good cause)
MGM Resorts CEO

1.5x the sum of base salary and target bonus (subject to $8 million cap) and two years of continued equity vesting

Lump sum payment equal in value to 24 months of continued health and insurance benefits

Other MGM Resorts Executive Officers (including the Named Executive Officers other than Mr. Murren)

1.0x the sum of base salary and target bonus (subject to $3 million cap) and one year of continued equity vesting

Lump sum payment equal in value to 12 months of continued health and insurance benefits

The MGM Compensation Committee also adopted a prospective uniform severance policy for terminations by MGM Resorts following a change of control of MGM Resorts (the “Change of Control Policy”), and MGM Resorts’ management will prepare formal documentation to implement the Change of Control Policy in 2012.  MGM Resorts expects that the Change of Control Policy will eventually be the only source of change of control benefits for the Named Executive Officers as the employment agreements with the Named Executive Officers expire and are replaced with new agreements.  In the interim, the employment agreements of the Named Executive Officers provide change of control benefits, and they will continue to receive the benefits payable to them under their employment agreements (in lieu of any benefits under the Change of Control Policy) until such time as they have entered into new employment agreements with MGM Resorts.  Alternatively, the MGM Compensation Committee may offer the Named Executive Officers the opportunity to become covered under the new Severance Policy and new Change of Control Policy, in replacement of their current employment agreement provisions.  The benefits to be provided under the Change of Control Policy are as follows:

Position	Change-of-Control Severance (termination by employer without good cause, or by Named Executive Officer with good cause, following change of control)
MGM Resorts CEO	2.0x the sum of base salary and target bonus (subject to $10 million cap) and full vesting of equity awards Lump sum payment equal in value to 24 months of continued health and insurance benefits

Other MGM Resorts Executive Officers (including the Named Executive Officers other than Mr. Murren)	2.0x the sum of base salary and target bonus (subject to $4 million cap) and full vesting of equity awards Lump sum payment equal in value to 24 months of continued health and insurance benefits

Termination by Employer Without Good Cause or by Named Executive Officer With Good Cause

If the employment of Mr. Baldwin is terminated by MGM Resorts without good cause or by Mr. Baldwin with good cause, then under his employment agreement he will generally be entitled to the following from MGM Resorts:

•                  salary for a 12-month period following termination;

•                  a lump-sum payment equal to the excess of $4 million over the continued salary paid for the 12-month period (together with the 12-month salary continuation, the “Baldwin Cash Severance”);

•                  any unpaid bonus in respect of the most recently completed fiscal year;

•                  health and insurance benefits for him and his dependents for up to four years; and

•                  the following benefits with respect to outstanding MGM Resorts equity awards:

•                  with respect to outstanding SARs, depending on the date of grant generally up to 1-2 years of continued vesting, with such SARs and outstanding stock options generally remaining exercisable during such continued vesting period and, in the case of certain grants, for 90 days thereafter; and

•                  with respect to RSUs, depending on the date of grant and subject to satisfaction of any applicable performance criteria, generally the RSUs will continue to vest for up to 12 months following the termination date.

If the employment of Mr. Murren is terminated by MGM Resorts without good cause or by Mr. Murren with good cause, then under his employment agreement he will generally be entitled to the following from MGM Resorts:

•                  salary for a 12-month period following termination;

•                  a lump-sum payment equal to the excess of $7 million over the continued salary paid for the 12-month period (together with the 12-month salary continuation, the “Murren Cash Severance”);

•                  any unpaid bonus in respect of the most recently completed fiscal year;

•                  health and insurance benefits for him and his dependents for up to four years; and

•                  the following benefits with respect to outstanding MGM Resorts equity awards:

•                  with respect to outstanding SARs, depending on the date of grant, generally up to 1-2 years of continued vesting, with such SARs and outstanding stock options generally remaining exercisable during such continued vesting period and, in the case of certain grants, for 90 days thereafter; and

•                  with respect to RSUs, depending on the date of grant and subject to satisfaction of any applicable performance criteria, generally either the portion of the RSUs which otherwise would have vested, absent such termination, during the 2 years after such termination shall accelerate as of the date of termination or the RSUs will continue to vest during the 12 month period following the termination date, subject to clawback for breach of restrictive covenants with respect to the RSUs granted on October 4, 2010.

If the employment of Messrs. Nordling, McBeath or Hornbuckle is terminated by MGM Resorts, Aria LLC, or MGM Operations, as applicable, without good cause, then under his employment agreement he will generally be entitled to the following from MGM Resorts or its affiliate:

•                  salary for the remaining employment agreement term;

•                  health and insurance benefits for him and his dependents for the remaining employment agreement term or until the first date he becomes eligible for those benefits from a new employer; and

•                  the following benefits with respect to outstanding MGM Resorts equity awards:

•                  with respect to outstanding SARs, depending on the date of grant, generally up to 1 year of continued vesting, with such SARs and outstanding stock options generally remaining exercisable during such continued vesting period and, in the case of certain grants, for 90 days thereafter; and

•                  with respect to RSUs, depending on the date of grant and subject to satisfaction of any applicable performance criteria, generally up to one year of continued vesting.

If Messrs. Nordling, McBeath or Hornbuckle terminates his employment under his employment agreement for good cause, he will be entitled to the following benefits from MGM Resorts or its affiliate:

•                  exercise of all vested but unexercised MGM Resorts stock options, SARs or other stock-based compensation awards granted prior to September 12, 2011 outstanding as of the termination date generally for up to 90 days; and

•                  with respect to MGM Resorts SARs and RSUs granted on or after September 12, 2011, continued vesting, subject to satisfaction of any applicable performance criteria, and exercise (to the extent applicable) for 12 months after the termination date.

All compensation paid by MGM Resorts during the remaining term of each Named Executive Officer’s employment agreement is subject to offset if the Named Executive Officer is employed elsewhere (subject to a cap in the case of Messrs. Baldwin and Murren).  The above benefits are provided by the applicable Named Executive Officer employment agreements and/or applicable equity award agreements.

Change of Control of MGM Resorts

Except as otherwise set forth below, to the extent a Named Executive Officer’s employment terminates in connection with a change of control of MGM Resorts, the applicable Named Executive Officer will be entitled to the benefits for the applicable termination scenario as otherwise described in this section.

With respect to Messrs. Baldwin and Murren, if there is a discontinuing change of control of MGM Resorts (as defined in the applicable SARs agreement and which generally means that MGM Resorts is no longer publicly traded and the SAR was not replaced with an equivalent SAR with respect to publicly traded stock of the acquirer), Messrs. Baldwin and Murren will be entitled to the following benefits from MGM Resorts with respect to the MGM Resorts SARs granted to Mr. Baldwin on December 13, 2010 and to Mr. Murren on April 6, 2009: generally, the exercise period for the SAR will expire and all time-based vesting of SARs will accelerate in full and all price-based vesting of SARs will cease.

With respect to Messrs. Baldwin and Murren, if there is a change of control of MGM Resorts (as defined in the applicable employment agreement), then Mr. Baldwin or Mr. Murren may terminate his employment under his employment agreement and be entitled to the following from MGM Resorts:

•                  a lump sum amount equal to $4 million for Mr. Baldwin or $7 million for Mr. Murren; provided, that if the change of control is not a Section 409A of the Internal Revenue Code change in control event (as defined in the applicable employment agreement), (1) Mr. Baldwin would instead receive the Baldwin Cash Severance and (2) Mr. Murren would instead receive the Murren Cash Severance;

•                  any unpaid bonus in respect of the most recently completed fiscal year;

•                  health and insurance benefits for him and his dependents for up to four years; and

•                  the following benefits with respect to the MGM Resorts SARs granted to Mr. Baldwin on December 13, 2010 and to Mr. Murren on April 6, 2009:

•                  generally, acceleration in full of all time-based vesting of SARs, a two-year extension to any price-based vesting period for SARs and a two-year-and-90-day extension to the exercise period for such SARs; provided that to the extent the change of control is a “discontinuing change of control,” vested SARs (including vesting that occurs as a result of the “discontinuing change of control”) shall be purchased by MGM Resorts for either cash, securities or other property;

•                  with respect to outstanding MGM Resorts equity awards granted prior to October 3, 2011, other than the SARs granted to Mr. Baldwin on December 13, 2010 and to Mr. Murren on April 6, 2009:

•                  with respect to outstanding unvested SARs, depending on the date of grant, generally continued vesting in accordance with its terms or accelerated vesting of such SARs, and, depending on the date of grant, such SARs shall generally become exercisable (upon vesting) for the change of control consideration or such SARs and outstanding stock options shall become exercisable for the change of control consideration, be cashed out or, in some instances, become exercisable for a cash amount equal to the difference between the price per share of MGM Resorts’ common stock paid by the acquiring entity and the exercise price; and

•                  with respect to outstanding RSUs, depending on the date of grant, generally continued vesting in accordance with its terms or accelerated vesting, and, depending on the date of grant, generally receipt of the change of control consideration at the time of vesting or, subject to the type of change of control, settlement generally upon such change of control for the change of control consideration or cash.

If any payments or benefits payable to Mr. Baldwin or Mr. Murren pursuant to the terms of his employment agreement or otherwise in connection with, or arising out of, his employment with MGM Resorts on a change in ownership or control of MGM Resorts (within the meaning of Section 280G of the Internal Revenue Code) would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then the payments and benefits for Mr. Baldwin or Mr. Murren will be reduced to the maximum amount such that no portion of the payments and benefits would be subject to the excise tax only if, following such reduction, Mr. Baldwin or Mr. Murren would retain a greater amount of such payments and benefits than if no reduction had occurred and Mr. Baldwin or Mr. Murren paid any applicable excise tax.

If the employment of Mr. Baldwin or Mr. Murren is terminated by MGM Resorts without good cause, by Mr. Baldwin or Mr. Murren with good cause or as a result of death or disability, in each case, within 12 months following a change in control of MGM Resorts (as defined in the applicable grant agreement), then:

•                  MGM Resorts SARs granted on or after October 3, 2011 that would have vested, absent such termination, during the 12 months after such termination shall accelerate and remain exercisable for 12 months; and

•                  MGM Resorts RSUs granted on or after October 3, 2011 that would have vested, absent such termination, during the 12 months after such termination shall accelerate, subject to satisfaction of any applicable performance criteria, and generally be settled in connection with such termination.

If the employment of Messrs. Nordling, McBeath or Hornbuckle is terminated by MGM Resorts, Aria LLC, or MGM Operations, as applicable, without good cause, by Messrs. Nordling, McBeath or Hornbuckle with good cause or as a result of death or disability, in each case, within 12 months following a change in control of MGM Resorts (as defined, depending on the date of grant, in the applicable employment agreement or grant agreement):

•                  with respect to MGM Resorts SARs, generally up to 1 year of accelerated vesting and, depending on the date of grant, such SARs either (i) may become exercisable, along with any outstanding stock options, for the change of control consideration, be cashed out or, in some instances, become exercisable, along with any outstanding stock options, for a cash amount equal to difference between the price per share of MGM Resorts’ common stock paid by the acquiring entity and the exercise price or (ii) remain exercisable for 12 months; and

•                  with respect to MGM Resorts RSUs, to the extent such change of control, depending on the date of grant, is also a change of control event (as described in Section 409A of the Internal Revenue Code), up to 12 months of accelerated vesting and, depending on the date of grant, such RSUs either (i) generally settle upon such change of control for, depending on the type of change of control, the change of control consideration or cash or (ii) generally settle in connection with such termination.

The above benefits are provided by the applicable Named Executive Officer employment agreements and/or applicable equity award agreements.

Death or Disability

If the employment of a Named Executive Officer is terminated under his employment agreement by MGM Resorts, Aria LLC, or MGM Operations, as applicable, as a result of death or disability, he (or his beneficiaries) will generally be entitled to receive the following from MGM Resorts or its affiliate under his employment agreement:

•                  salary for a 12-month period following termination for Messrs. Baldwin and Murren and salary for a 3-month period following termination for the other Named Executive Officers (net of any applicable payments received from any short-term disability policy);

•                  for Messrs. Baldwin and Murren, any unpaid bonus in respect of the most recently completed fiscal year and a prorated portion of any bonus attributable to the fiscal year in which the death or disability occurs;

•                  for Messrs. Baldwin and Murren, health and insurance benefits for him and his dependents for up to four years; and

•                  the following benefits with respect to outstanding MGM Resorts equity awards:

•                  with respect to the SARs granted to Messrs. Baldwin and Murren on October 6, 2008 and Mr. Baldwin on October 5, 2009, generally one year of accelerated SARs vesting and continued exercise for 12 months after the termination date;

•                  with respect to the SARs granted to Mr. Baldwin on December 13, 2010 and Mr. Murren on April 6, 2009 and October 4, 2010, generally up to two years of continued vesting plus an additional 90 days of exercisability after such two-year period has elapsed;

•                  with respect to the RSUs granted to Mr. Baldwin on October 5, 2009, full acceleration of the RSUs; provided that in the case of disability it would also qualify as disability as defined in Section 409A of the Internal Revenue Code;

•                  with respect to the RSUs granted to Mr. Murren on October 4, 2010, the portion of the RSUs which would have vested as of the date that is two years following such termination shall vest on the date of termination, subject to clawback for breach of restrictive covenants;

•                  with respect to all other vested but unexercised stock options, SARs or other stock-based compensation awards granted prior to September 12, 2011, continued exercise (to the extent applicable) generally for the 12 month period following termination; and

•                  with respect to SARs and RSUs granted on or after September 12, 2011, continued vesting, subject to satisfaction of any applicable performance criteria, and exercise (to the extent applicable) for 12 months after the termination date.

The above benefits are provided by the applicable Named Executive Officer employment agreements, applicable equity award agreements and/or the annual bonus award under the Incentive Plan.

Termination by Employer for Good Cause or by Named Executive Officer Without Good Cause

If a Named Executive Officer terminates his employment under his employment agreement without good cause, or MGM Resorts, Aria LLC, or MGM Operations, as applicable, terminates such employment for good cause, then he would generally be entitled to receive the following from MGM Resorts or its affiliate under his employment agreement:

•                  any unpaid bonus in respect of the most recently completed fiscal year for Messrs. Baldwin and Murren; and

•                  vested but unexercised MGM Resorts stock options, SARs or other stock-based compensation awards continue to remain exercisable (to the extent applicable) generally during the 90-day period following termination.

Obligations of the Named Executive Officers

Obligations of the Named Executive Officers under the employment agreements relating to confidentiality, providing services to competitors and others, and soliciting customers and MGM Resorts’ employees continue after termination of employment, regardless of the reason for such termination (with some exceptions for certain Named Executive Officers upon a change of control of MGM Resorts or if the Named Executive Officers terminates for good cause). With the exception of obligations relating to confidentiality, which are not limited by time, these restrictions generally continue for the 12-month period following termination (or for such period that remains in the term of the agreement if less than 12 months).

CityCenter Director Compensation

We do not pay any compensation to our directors in connection with their service on our Board of Directors.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)(3)          Exhibits.

Exhibit Number	Description

3.1	Certificate of Formation of CityCenter Holdings, LLC (1).

3.2	Amended and Restated Limited Liability Company Agreement of CityCenter Holdings, LLC (1).

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

4.3

First Supplemental Indenture, dated as of February 17, 2012, among CityCenter Holdings, LLC, CityCenter Finance Corp., the guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent (4).

4.4	Registration Rights Agreement, dated as of February 17, 2012, among CityCenter Holdings, LLC, CityCenter Finance Corp., the guarantors party thereto and the initial purchasers listed therein (4).

10.1	Amended and Restated Credit Agreement, dated January 10, 2011, among CityCenter Holdings, LLC, Bank of America, N.A., as administrative agent and lender, and the other lenders named therein (1).

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

10.9	Second Amended and Restated Sponsor Completion Guarantee, dated January 21, 2011, among the MGM Resorts International, Bank of America, N.A. and U.S. Bank National Association (1).

Exhibit Number	Description

10.10	Second Amended and Restated Sponsor Subordinated Note, dated as of January 1, 2011, by CityCenter Holdings, LLC in favor of Infinity World Development Corp. (1).

10.11	Second Amended and Restated Sponsor Subordinated Note, dated as of January 1, 2011, by CityCenter Holdings, LLC in favor of Project CC, LLC (1).

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

21.1	List of Subsidiaries (2).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a - 14(a) and Rule 15d - 14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a - 14(a) and Rule 15d - 14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (3)(4).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (3)(4).

(1)	Previously filed with our Registration Statement on Form S-4 (File No. 333-177078) filed on September 29, 2011 and incorporated by reference herein.

(2)	Previously filed with our Registration Statement on Form S-4/A (File No. 333-177078) filed on November 18, 2011 and incorporated by reference herein.

(3)

Exhibits 32.1 and 32.2 shall not be deemed filed with the Securities and Exchange Commission, nor shall they be deemed incorporated by reference in any filing with the Securities and Exchange Commission under the Securities Exchange Act of 1934 or the Securities Act of 1933, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(4)	Previously filed as exhibits to our Annual Report on Form 10-K filed on March 23, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CityCenter Holdings, LLC

By:	/s/ ROBERT H. BALDWIN
Robert H. Baldwin
Principal Executive Officer and Director

Dated: April 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ ROBERT H. BALDWIN	Principal Executive Officer	April 27, 2012
Robert H. Baldwin	and Director

/S/ CHRISTOPHER NORDLING	Principal Financial Officer and	April 27, 2012
Christopher Nordling	Principal Accounting Officer

/S/ JAMES J. MURREN	Chairman of the	April 27, 2012
James J. Murren	Board of Directors

/S/ WILLIAM P. MCBEATH	Director	April 27, 2012
William P. McBeath

/S/ WILLIAM W. GROUNDS	Director	April 27, 2012
William W. Grounds

/S/ CHRIS O’DONNELL	Director	April 27, 2012
Chris O’Donnell

/S/ HAMAD BUAMIM	Director	April 27, 2012
Hamad Buamim