Form 10-K
period 2012-12-31
CityCenter Holdings, LLC
filed 2013-03-14
CIK 1531271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes ☐ No☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒ The Registrant’s SEC filing obligations were automatically suspended by Section 15(d) of the Securities Exchange Act as of January 1, 2013.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐ No ☒ The Registrant’s SEC filing obligations were automatically suspended by Section 15(d) of the Securities Exchange Act as of January 1, 2013.

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: The limited liability company ownership interests of the registrant are not publicly traded. There is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

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

Overview

We are a Delaware limited liability company formed in 2007 as an equally owned joint venture between MGM Resorts International (“MGM Resorts”), through its wholly owned subsidiary, Project CC, LLC (“Project CC”); and Infinity World Development Corp (“Infinity World” and, together with MGM Resorts, the “Members”). Through various management agreements, MGM Resorts is responsible for our day-to-day operations, provides all of our staffing resource needs and is reimbursed by us for the cost of such services. Prior to our formation in 2007, MGM Resorts owned and controlled the development of the property now constituting CityCenter, with construction on the facilities at CityCenter beginning in June 2006. We commenced substantially all of our operations in late 2009 and began closing the sale of residential condominium units in January 2010.

CityCenter is located on approximately 67 acres at the heart of the Las Vegas Strip, between the Bellagio and Monte Carlo resorts. Construction of CityCenter began in 2004 and CityCenter opened in stages beginning in December 2009.

CityCenter consists of the following components:

•                  Aria: a 50-story 4,004-room casino resort featuring a 150,000-square-foot casino; an 1,800-seat showroom which is currently home to Zarkana, a Cirque du Soleil modern rock opera; a 80,000-square-foot spa; and approximately 300,000 square feet of technologically advanced conference and convention space. Aria features numerous world-class nightclubs and restaurants with acclaimed chefs, including Masa Takayama, Shawn McClain, Michael Mina, Julian Serrano and Jean-Georges Vongerichten.

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

•                  Crystals: an approximately 357,000 leasable-square-foot retail complex designed by renowned architects Daniel Libeskind and David Rockwell and home to sophisticated retail shops, including several flagship stores such as Dolce & Gabbana, Louis Vuitton, Prada, Gucci, Tiffany & Co., Ermenegildo Zegna, and TOM FORD. Crystals also has a roster of dynamic restaurants including Mastro’s Ocean Club, Social House, Todd English P.U.B. and Wolfgang Puck Pizzeria & Cucina.

CityCenter’s Properties

The following table lists our properties as well as related key statistics as of December 31, 2012:

Property	Slots	Tables	Hotel Rooms		Residential Condominiums		F&B Outlets	Retail Square Footage (1)		Convention Square Footage (1)
Aria	1,942	129	4,004		—		22	33,900		300,000
Vdara	—	—	1,348	(2)	147	(2)	3	—		14,000
Mandarin Oriental	—	—	392		225	(3)	5	—		12,000
Veer Towers	—	—	—		669	(4)	—	—		—
Crystals	—	—	—		—		7	357,000	(5)	—
Total	1,942	129	5,744		1,041		37	390,900		326,000

(1)         All square footage figures shown are approximate.

(2)         Vdara includes 1,495 condo-hotel units. As of December 31, 2012, 147 units have been sold and closed, of which 85 units were contracted to participate in a hotel rental program managed by the Company. The remaining 1,348 unsold units are currently being utilized as company-owned hotel rooms.

(3)         As of December 31, 2012, 65 units have been sold and closed.

(4)         As of December 31, 2012, 658 units have been sold and closed.

(5)         Total current leasable square footage at Crystals is approximately 357,000 square feet. Approximately 279,000 square feet is occupied and open for business. The leasable square footage does not include approximately 82,000 square feet of storage area.

Aria

Aria, located in the heart of CityCenter, is one of the largest buildings in the United States to earn the LEED Gold certification from the US Green Building Council.

Casino

Aria offers a 150,000-square-foot casino containing approximately 1,942 slot machines, 129 table games, live poker tables and a simulcast race book facility. Aria offers various types of table games, including blackjack, craps, roulette, baccarat, pai gow, and a variety of novelty and other games. Aria’s casino operates 24 hours a day, every day of the year.

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

Dining

Aria is home to 13 restaurants, including seven fine dining restaurants offering an array of culinary experiences, as well as a variety of more casual dining options including a buffet and an outdoor café. Aria owns all but one of the restaurants located within the resort. Aria has entered into restaurant management agreements with the operators of six of our fine dining restaurants, consisting of BARMASA, Sage, Julian Serrano, Jean Georges Steakhouse, Sirio Ristorante and AMERICAN FISH. Aria also has a management agreement for Jean Philippe Patisserie. Under the terms of these agreements, each restaurant operator is generally responsible for the day-to-day management and oversight of the restaurant’s operations. As the owner, Aria is responsible for all expenses of constructing, opening, operating, furnishing, supplying, marketing, and maintaining each restaurant. In exchange for services rendered under the restaurant management agreements, each restaurant operator is entitled to a management fee, consisting of a base fee equal to a percentage of gross restaurant revenue plus an incentive fee equal to a percentage of net restaurant profits. Aria also has one leased restaurant, Javier’s, which opened in October 2012.

Nightlife, Bars & Lounges

Aria offers a variety of bars and lounges targeted at various customers. Aria owns each of the bars and lounges located within the resort, and has entered into management agreements with The Light Group to operate four of them.

Entertainment

Aria’s theatre welcomed Zarkana, a Cirque du Soleil modern rock opera that opened in November 2012. Previously, the theatre was home to Viva ELVIS™, which closed in August 2012.

Spa & Salon

Aria’s 80,000-square-foot spa features 62 treatment rooms, which include three spa suites, and offers a full complement of treatments, massage therapies, couples massages, skin care, hydrotherapy and tanning treatments. The spa includes a full service exercise facility featuring a complete line of Cybex weight machines and free weights, cardiovascular equipment and exercise movement studios.

Convention and Meeting Space

The ballrooms, meeting rooms, and pre-function space within Aria can accommodate gatherings of all sizes, ranging from 10 to 5,000 attendees. There are four ballrooms, three of which feature fully functioning theatrical stages. All four ballrooms can be configured into smaller separate meeting rooms.

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

Vdara

Vdara is an all-suite, non-smoking boutique condo-hotel and spa. The 1,495 suites within Vdara include open floor plans in one-, two- and corner-bedroom suites, and two-story penthouse suites. Vdara features an 18,000-square-foot, two-level spa, salon, champagne bar, and fitness center, and also contains over 14,000 square feet of ground-level conference space.

As of December 31, 2012, 147 of Vdara’s 1,495 total units have been sold as condo-hotel units and the remaining units are being utilized as Company-owned hotel rooms. Because a significant percentage of Vdara’s units remain unsold, Vdara is currently being operated primarily as a traditional hotel. Owners are able to contribute their units to a rental program managed by CityCenter, under which lease revenue is split between the unit owners and CityCenter. As of December 31, 2012, 85 units were contracted to participate in this rental program.

Mandarin Oriental

Mandarin Oriental is a luxury hotel with 392 hotel rooms as well as 225 residential condominium units located at the forefront of CityCenter. The hotel has a 27,000-square-foot, two-level spa and a 7,650-square-foot ballroom that can host up to 600 guests. The residential condominium units located at the Residences at Mandarin Oriental range in size from approximately 1,100 square feet to 4,000 square feet. As of December 31, 2012, 65 units have been sold.

Veer

Veer Towers has a combined 669 residences in its two 37-story glass towers. Veer features modern, loft-like residences available in studios, deluxe studios, one, two and three bedroom flats and penthouses ranging from 500 to nearly 3,400 square feet. In December 2012, we completed a bulk sale for 427 of the remaining 438 units at Veer for total proceeds to us of $119 million. As of December 31, 2012, 11 units remain unsold.

Crystals

Crystals is a retail, dining and entertainment district located within CityCenter. Crystals offers a number of luxury brands and high-end couture, and its retail tenants include Dolce & Gabbana, Louis Vuitton, Prada, Gucci, and Tiffany & Co.

As of December 31, 2012, there are a total of 53 leased spaces at Crystals, including three spaces we are currently using for our own retail offerings. Crystals consists of approximately 357,000 square feet of current leasable area, of which approximately 279,000 square feet is occupied and open for business.

Financial information regarding our operating segments can be found in Note 11 in the accompanying financial statements.

Casino Resort Competition

CityCenter is located between Bellagio and Monte Carlo and competes with other luxury properties. We compete with existing resorts operating on the Las Vegas Strip, including Caesars Palace, Wynn Resorts’ Wynn Las Vegas and Encore, Las Vegas Sands’ Venetian and Palazzo and Cosmopolitan.

CityCenter also competes, to some extent, with hotel casino facilities in Las Vegas and elsewhere in the United States, along with riverboat casinos, racetrack casinos, Native American gaming facilities in California and several other states, as well as casinos in Macau and elsewhere in the world. In 2006, the Macau market surpassed Las Vegas in gaming revenues and may increasingly compete with resorts in Las Vegas for Asian gaming customers, including high-rollers, as the Cotai Strip and the surrounding areas continue to be developed. New or renovated casinos in Macau, Singapore and other destinations in Asia could draw Asian gaming customers, including high-rollers, away from Las Vegas. In addition, casino-style gaming in states with recently approved legislation and on tribal lands continues to expand and is a significant competitive force. The current global trend toward liberalization of gaming restrictions and resulting proliferation of gaming venues could result in a decrease in the number of visitors to CityCenter by attracting customers close to home and away from Las Vegas, which could adversely affect our financial condition, results of operations and cash flows.

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

Intellectual Property

Our principal intellectual property consists of, among others, the CityCenter, Aria, Vdara, Veer, and Crystals trademarks, all of which have been registered in the United States in the relevant classes for our business. We have also registered or applied to register other trademarks in connection with our operations. These trademarks are brand names under which we market our properties and services. We consider these brand names to be important to our business since they have the effect of developing brand identification. We believe that the name recognition, reputation and image that we have developed attract customers to our facilities. Once granted, our trademark registrations are of perpetual duration so long as they are used and periodically renewed. It is our intent to pursue and maintain our trademark registrations consistent with our goals for brand development and identification.

Employees

We do not have employees. Instead, we have entered into several agreements with MGM Resorts pursuant to which MGM Resorts assigns certain of its employees to CityCenter to provide for its day-to-day operation and management. Pursuant to these management agreements, as of December 31, 2012, there were approximately 8,500 MGM Resorts employees at CityCenter, and approximately 4,700 of these employees are covered by collective bargaining agreements. For a further discussion of the management agreements entered into with MGM Resorts, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

Nevada Government Regulations

The ownership and operation of Aria is subject to the Nevada Gaming Control Act and the regulations of the Nevada Gaming Commission (collectively, the “Nevada Act”) and various local regulations. Our gaming operations are subject to the licensing and regulatory control of the Nevada State Gaming Commission (the “Nevada Commission”), the Nevada Gaming Control Board (the “Nevada Board”), and the Clark County Liquor and Gaming Licensing Board (the “local authority”). The Nevada Commission, the Nevada Board, and the local authority are collectively referred to as the “Nevada Gaming Authorities.”

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

Aria Resort & Casino Holdings, LLC (“Aria Resort”) is required to be licensed by the Nevada Gaming Authorities to conduct gaming within Aria. The gaming license requires the periodic payment of fees and taxes and is not transferable. Aria Resort is also licensed as a manufacturer and distributor of gaming devices. Aria Resort & Casino, LLC is also required to be licensed by the Nevada Gaming Authorities as the key employee (manager) of Aria. We are required to be registered by the Nevada Commission as a “publicly traded company” (a “registered public company”) and as the sole member of CityCenter Land, LLC (“CityCenter Land”). CityCenter Land is required to be registered by the Nevada Commission as an intermediary company and sole member of Aria Resort. Project CC, LLC is required to be registered by the Nevada Gaming Authorities as an intermediary company and as a sole member of Aria Resort & Casino, LLC and as our 50% Member. Infinity World is required to be registered by the Nevada Gaming Authorities as an intermediary company and as our 50% Member. Each of our Members’ shareholders, members, or general partners, as relevant, are required to register with the Nevada Commission and to be found suitable to hold interests in the relevant entity. The foregoing entities are referred to as the “Nevada registered entities.” We, Aria Resort and each of the Nevada registered entities have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities and to hold interests in Aria Resort.

No person may become a member of us or of Aria Resort, or become a member, shareholder or general partner, as relevant, of a Nevada registered entity without first obtaining required licenses and approvals from the Nevada Gaming Authorities. No person may receive any percentage of profits from Aria Resort, directly or indirectly, without first obtaining licenses and approvals from the Nevada Gaming Authorities.

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

We, the Nevada registered entities and Aria Resort are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all of our and Aria Resort’s material loans, leases, sales of securities and similar financing transactions must be reported to, or approved by, the Nevada Gaming Authorities.

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

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements.”  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Examples of forward-looking statements include, but are not limited to, statements we make regarding our ability to generate significant cash flow, potential economic recoveries, amounts we will invest in capital expenditures, and amounts we may receive from the sale of our residential units.  The foregoing is not a complete list of all forward-looking statements we make.

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

•                  a decrease in the value of our condominium units may require us to record additional impairments with respect to our residential real estate;

•                  our ability to lease retail space and the impact of economic conditions on tenant occupancy;

•                  structural deficiencies at the Harmon Hotel & Spa (the “Harmon”) and the ultimate fate of the structure;

•                  extreme weather conditions or natural disasters may cause property damage or interrupt business;

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

•                  our success depends on our ability to build and utilize a valuable customer database;

•                  the potential that failure to maintain the integrity of internal customer information could result in damage of reputation and/or subject us to fines, payment of damages, lawsuits or other restrictions on our use or transfer of data;

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

Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which it is made. Other factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict or identify all such factors. Consequently, you should not consider the foregoing to be a complete discussion of all potential risks or uncertainties. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Item 1A.                Risk Factors

We have substantial indebtedness, which could affect our ability to meet our obligations under our notes and may otherwise restrict our activities.

As of December 31, 2012, we had $1.85 billion in principal amount of secured indebtedness outstanding.  Under the terms of the indentures governing our 7.625% senior secured first lien notes due 2016 (the “first lien notes”) and our 10.750%/11.500% senior secured second lien PIK toggle notes due 2017 (the “second lien notes” and, together with the first lien notes, the “notes”) and our other debt instruments, we are limited in our ability to incur additional indebtedness, subject to the restrictions therein. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations. In addition, our substantial indebtedness and significant financial commitments could have significant negative consequences.  For example, they could:

•                  make it more difficult for us to satisfy our obligations under our indebtedness;

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

We are also subject to financial and other restrictive covenants, which, if we fail to comply with these covenants and our failure is not waived or cured, could result in an event of default under our debt agreements.

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

In the near term, we are entirely reliant on borrowings under our revolving credit facility, cash flow generation from our operations, and additional equity contributions from the Members to fund our liquidity needs. We cannot assure you that the Members will agree to make any additional equity contributions or that our business will generate cash flow in an amount sufficient to fund our liquidity needs, including the payment of principal and interest on the notes. In addition, a significant portion of the gaming play at Aria is from high-limit players, particularly in respect of baccarat, and such high-end gaming is more volatile than other forms of gaming, and poses additional risks of unanticipated losses and large, unforeseen demands on our cash reserves.

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

Operating a casino resort facility requires access to a significant amount of capital for both routine daily operations and capital improvements.  We will need to maintain our revenues and operating efficiencies to generate sufficient operating cash flows to cover both our daily operational needs as well as to make payments on, and to refinance, our indebtedness and to fund operations and capital expenditures. If adverse national and global economic conditions persist, worsen, or fail to improve significantly, or if we are unable to successfully implement our business plan, attract more customers, increase market share, or improve our customer mix, we could experience decreased revenues from our operations attributable to decreases in consumer spending levels and could fail to generate sufficient cash to fund our liquidity needs or fail to satisfy the financial and other restrictive covenants which we are subject to under our indebtedness. We can provide no assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us on terms satisfactory to us or in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

The financial health and stability of our Members could adversely affect our operations and financial results and impact our ability to satisfy our obligations.

We are reliant on the future cash flows we generate from operations, borrowings under our revolving credit facility and, if necessary, additional capital contributions from our Members to make payments on, and to refinance, our indebtedness and to fund operations and capital expenditures. Other than amounts required to be funded under and pursuant to the terms of the completion guarantee, the Members are not required to make any further contributions to us. We can provide no assurance that the Members would have the ability or would choose to make additional capital contributions if necessary or, if made, what form such contributions may take. If our Members are unable to or do not provide further funding to satisfy our obligations, if necessary, our business could be significantly impaired.

Covenant restrictions under our senior credit facility and the indentures governing the notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

Our senior credit facility (the “senior credit facility”) and the indentures governing the notes contain, and any agreements or instruments governing our future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

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

•                  transfer all or substantially all of our assets or enter into merger or consolidation transactions; and

•                  make capital expenditures.

In addition, under the revolving credit facility we must maintain a minimum trailing annual EBITDA (as defined in the revolving credit facility). Although these covenants are subject to various exceptions that are intended to allow us to operate without undue restraint in certain anticipated circumstances, we cannot assure you that these covenants will not adversely affect our ability to engage in favorable business activities or to finance future operations or capital needs. Our ability to generate the minimum trailing annual EBITDA required under the revolving credit facility can be affected by events beyond our control, and there can be no assurance that we will meet this requirement. An adverse development affecting our business could require us to seek waivers or amendments of covenants, alternative or additional sources of financing or reductions in expenditures. We cannot assure you that such waivers, amendments or alternative or additional financings could be obtained or, if obtained, would be on terms acceptable to us. A failure to comply with the covenants contained in our revolving credit facility or the indentures governing our senior secured notes could result in an event of default under our credit facility or the indentures governing our senior secured notes which, if not cured or waived, could have a material effect on our business, financial condition and results of operations. In the event of any event of default under our senior credit facility or the indentures governing the notes, the lenders thereunder:

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

For example, the cost and availability of air services and the impact of any events that disrupt air travel to and from Las Vegas can adversely affect our business. We cannot control the number or frequency of flights into or out of Las Vegas, but we rely on air transportation for a significant portion of our visitors. Reductions in the number of flights by major airlines, as a result of higher fuel prices and lower demand, can impact the number of visitors to our facilities. Additionally, there is one principal interstate highway between Las Vegas and Southern California, where a large number of our customers reside. Capacity constraints of that highway or any other traffic disruptions may also affect the number of customers who visit our facilities. Some of the casino play at Aria is from patrons staying at casino-hotels on the Las Vegas Strip other than at CityCenter. Construction at an adjacent, unaffiliated casino has previously resulted in sections of the sidewalk in front of CityCenter being blocked off, requiring pedestrians to cross Las Vegas Boulevard away from CityCenter.  This construction is now completed, and our competitor is open, but we can make no assurances that other construction or renovation projects will not be undertaken causing further or protracted interruptions in pedestrian traffic by CityCenter. To the extent that the number of visitors to CityCenter is negatively impacted as a result of future construction projects, our operating results and cash flows will be adversely affected.

Any of the factors outlined above could negatively affect our ability to generate sufficient cash flow to remain in compliance with covenants governing our revolving credit facility and make payments with respect to our debt.

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

In recent years, many casino operators have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed new expansion projects, supply has grown at a faster pace than demand in the Las Vegas market, and competition has increased significantly. There is also a supply of unsold condominiums in the Las Vegas market that could be converted to hotel rooms. These units are not included in industry occupancy rate measures. There have been and could in the future be large additions to the hotel room supply in Las Vegas. Even after the global economy begins to recover, there may be excess supply, particularly in the luxury market. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in Las Vegas, and this intense competition is expected to continue. These competitive pressures have and are expected to continue to adversely affect our performance.

We also compete to some extent with other forms of gaming on both a local and national level, including state-sponsored lotteries, on- and off-track wagering and internet gaming. The expansion of legalized gaming to new jurisdictions throughout the U.S. will also increase competition, and there has been increased recent discussion regarding the legalization of internet gaming in the U.S. at both the national and state levels. If gaming, including internet gaming, is legalized in jurisdictions near our property or our target markets where it currently is not permitted, we will face additional competition.

Our business is affected by economic and market conditions in the market in which we operate and in the locations in which our customers reside.

Our business is particularly sensitive to reductions in discretionary consumer spending and corporate spending on conventions and business development events.  Economic contraction, economic uncertainty or the perception by our customers of weak or weakening economic conditions may cause a decline in demand for hotels, casino resorts, trade shows and conventions, and for the type of luxury amenities we offer.  In addition, changes in discretionary consumer spending or consumer preferences could be driven by factors such as the increased cost of travel, an unstable job market, perceived or actual loss in disposable consumer income and wealth, or fears of war and future acts of terrorism. Our business may be affected by economic conditions in the Far East and by economic conditions in the U.S., and California in particular.  A recession, economic slowdown or any other significant economic condition affecting consumers or corporations generally is likely to cause a reduction in visitation to our property, which would adversely affect our operating results.  For example, the recent economic uncertainty has impacted consumer and corporate spending, which has had a negative impact on our results of operations.  In addition, the weak housing and real estate market—both generally and in Nevada particularly—has negatively impacted our ability to sell residential units.

Leisure and business travel, especially travel by air, are particularly susceptible to global geopolitical events, such as terrorist attacks or acts of war or hostility.

We are dependent on the willingness of our customers to travel by air.  Since most of our customers travel by air to our facilities, any terrorist act, outbreak of hostilities, escalation of war, or any actual or perceived threat to the security of travel by air, could adversely affect our financial condition, results of operations and cash flows.  Furthermore, although we have been able to purchase some insurance coverage for certain types of terrorist acts, insurance coverage against loss or business interruption resulting from war and some forms of terrorism continues to be unavailable.

Certain aspects of our business rely on a limited number of high-end international customers to whom we often extend credit.

A large portion of our table games revenue at Aria is attributable to high-end international customers. High-end gaming is more volatile than other forms of gaming, and fluctuations in hold percentage and win results attributable to high-end gaming may have a positive or negative impact on our cash flow and earnings in a particular quarter. The loss or a reduction in the play of the most significant of these customers could have a substantial negative effect on our future operating results. A downturn in economic conditions in the countries in which these customers reside could cause a reduction in the frequency of visits by, and revenue generated from, these customers.

We conduct our gaming activities on a credit as well as a cash basis, and we typically extend more markers to high-end table games players compared to slot players and customers that wager smaller amounts. As of December 31, 2012, we had $101 million in accounts receivable from our gaming customers net of anticipated discounts. Markers issued to gaming customers are unsecured. In addition, the collectability of receivables for markers issued to international customers could be negatively affected by future business or economic trends or by significant events in the countries in which these customers reside. We issue markers only to customers whom we deem to be creditworthy. In Nevada, amounts owed for markers that are not timely paid are enforceable under state laws. All other states are required to enforce a judgment for amounts owed for markers entered into in Nevada that are not timely paid pursuant to the Full Faith and Credit Clause of the U.S. Constitution. Amounts owed for markers that are not timely paid are not legally enforceable in some foreign countries, but the U.S. assets of foreign customers may be reached to satisfy judgments entered in the U.S. At December 31, 2012, approximately 82% of our casino accounts receivable was owed by customers outside the U.S. We can provide no assurance that we will be able to collect the full amount of gaming debts owed to us, even in jurisdictions that enforce gaming debts. Our inability to collect gaming debts could have a significant negative impact on our operating results.

We have a significant inventory of unsold, high-end high-rise condominium units, the demand for which is sensitive to economic conditions over which we have no control, such as the availability of mortgage financing and changes in housing prices.

We have a significant inventory of unsold, high-end high rise condominium units. Sales of such units depend in part on the ability of buyers to obtain financing for the purchase of our condominium products. Over the past several years, the mortgage lending industry as a whole has experienced significant instability due to, among other things, defaults on subprime and other loans and a resulting decline in the market value of such loans. In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led to tightened credit requirements and the limited availability of financing for high-rise condominium products. In general, these developments, along with persistent high unemployment and the general decline of real estate values, have resulted in a reduction in demand for our high-rise condominium products. The inability of potential buyers to obtain suitable financing to purchase our high-rise condominium products will have an adverse effect on our operating and financial results and performance. In addition, we have in the past offered financing to purchasers of some of our high-rise condominium products, and accordingly, we are subject to the risk of default by such purchasers and the potential inability to recover the full principal and interest due under such financing arrangements. To the extent we finance the sale of our high-rise condominium products, we receive no cash proceeds at the time of sale of such condominiums, and therefore such sales will not increase operating cash flow in the short term.

In an effort to prevent purchasers of condominium units from competing with us in the sales of our condominium units, we initially required each purchaser to sign an eighteen-month lock up agreement, whereby such purchasers agreed not to sell their condominium units for eighteen months following the closing of the sale of the units to such purchasers. This lock up period expired on July 15, 2011 (subject to certain hardship exemptions allowing for earlier termination) for those purchasers, and accordingly, those persons are free to sell their condominium units, which could create additional competition in the sale of our condominium units and exert downward pressure on the sale prices for such units.

We may be required to record additional impairments with respect to our residential real estate if the market value of our condominium units decreases.

The market value of our condominium products depends on market conditions. The recent downturn in the U.S. housing market in the last several years has been one of the most severe housing downturns in U.S. history. The significant declines in the demand for new residential housing units, the significant oversupply of new residential housing units, and the significant reductions in the availability of financing for homebuyers that have marked the downturn are continuing. The housing downturn was particularly severe in Nevada, and negatively impacted our ability to sell our residential units. Due in part to weaker than anticipated demand for our condominium products, we have recognized significant impairments of our inventory. If these adverse market conditions continue or worsen, we may be unable to sell our entire current residential condominium inventory, and any sales might be at lower prices and on less favorable terms than we currently anticipate.

Our retail operations depend on our ability to continue to lease space on economically favorable terms.

Crystals is an approximately 357,000 leasable-square-foot retail and entertainment center that is primarily occupied by luxury retail stores and fine dining restaurants. As of December 31, 2012, approximately 279,000 square feet was occupied and open for business. The success of our tenants at Crystals is dependent on the luxury retail and dining market segments and the products and dining options they offer are discretionary items. Reduced consumer confidence and spending resulting from the recent economic downturn have resulted in decreased demand for many of the items these tenants offer, and a continuation of the current economic uncertainty could negatively affect the results of their operations. If our current tenants’ sales do not improve, they may be unable to meet their obligations under the current lease arrangements. Under such circumstances, we would need to either renegotiate the lease terms with the tenant, which some of our tenants have been able to do, or sever the tenancy. If this were to occur during a protracted economic downturn, new tenants would be less likely to pay minimum rents as high as our current tenants pay, and our ability to attract new tenants could be negatively impacted. In addition to minimum rents, we derive revenues from rents contingent on tenant sales, which could be negatively impacted to the extent that our tenants’ sales do not improve. Given that the rent paid by each of our tenants is generally based on a percent of such tenant’s sales, the lower amount in sales depresses the amount of rent owed to us. In addition, our leases with some of the Crystals tenants contain provisions that, under certain circumstances, may require us to provide concessions in rent or allow for early termination of the lease. For example, certain leases contain (i) minimum sales provisions, which provide that if a tenant’s sales fall below an agreed upon threshold, such tenant may pay a reduced percentage of its sales as rent and/or terminate its lease, or (ii) co-tenancy provisions, which provide that if certain key retailers close their stores and/or a certain amount of retail space at Crystals is no longer occupied, such tenant may pay a reduced percentage of its sales as rent and/or terminate its lease. Thus, the adverse financial effects that could result from our loss of certain key tenants could be magnified as the result of additional concessions we may be required to offer to other tenants.

We have decided to abate the potential for structural collapse of the Harmon in the event of a code-level earthquake by demolishing the building, and we are exposed to risks prior to or in connection with the demolition process.

After partial construction of the Harmon, we discovered that in certain elements of the building (known as link beams) the reinforcing steel had been installed incorrectly by CityCenter’s general contractor Perini Building Company (‘‘Perini’’) and its subcontractors. After additional structural defects in other areas of the Harmon were discovered, further construction at the Harmon was indefinitely stopped. During the third quarter of 2010, we determined that the Harmon was unlikely to be completed using the existing partially completed structure as it now stands. A consulting engineer engaged by us in 2011 to conduct a review requested by the Clark County Building Division (the ‘‘Building Division’’) opined, among other things, that ‘‘[i]n a code-level earthquake, using either the permitted or current code specified loads, it is likely that critical structural members in the tower will fail and become incapable of supporting gravity loads, leading to a partial or complete collapse of the tower. There is missing or misplaced reinforcing steel in columns, beams, shear walls, and transfer walls throughout the structure of the tower below the twenty-first floor.’’ In response to this opinion, the Building Division required us to provide a plan of action to abate the potential for structural collapse of the Harmon. After expert consultation, we informed the Building Division that we have decided to abate the potential for structural collapse of the Harmon by demolishing the building, subject to the receipt of court approval. A partial or complete collapse of the Harmon prior to demolition, or the demolition process itself, could result in property damage and/or injury, which could have a material effect on our business or cause reputational harm. We recognized an estimate of the costs to demolish the Harmon of $32 million in 2012.

Under our revolving credit facility, we are entitled to demolish the Harmon or make repairs to it as required by law so long as such demolition or repairs are funded from (i) Member contributions designated for demolition of the Harmon, (ii) the proceeds of certain specified extraordinary receipts (which include any proceeds from the Perini litigation) or (iii) cash or cash equivalents in an amount not to exceed $30 million in the aggregate.

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

In connection with the entry into our prior senior credit facility and issuance of the first lien notes in 2011, MGM Resorts entered into the restated completion guarantee that will support remaining construction payables from the construction of CityCenter (as restated, the “completion guarantee”).  MGM Resorts’ obligations under the completion guarantee are secured by MGM Resorts’ interests in the assets of Circus Circus Las Vegas and certain adjacent undeveloped land.  The terms of the completion guarantee require us to utilize the first approximately $124 million of future net residential sale proceeds to fund construction costs, or to reimburse MGM Resorts from such net residential sale proceeds for construction costs previously expended. As of December 31, 2012, we have received $692 million under the completion guarantee. If we are unsuccessful in our defense in the legal proceedings with Perini, MGM Resorts’ obligations under the completion guarantee could increase substantially. MGM Resorts has substantial indebtedness and capital commitments that could negatively impact its ability to meet its obligations under the completion guarantee. If MGM Resorts is unable to honor its obligations under the completion guarantee, our business, financial condition and results of operations would be materially adversely affected.

We rely particularly on management agreements with MGM Resorts and the Mandarin Oriental Hotel Group for the management of our operations, which decreases our ability to manage risk.

At December 31, 2012, there were approximately 8,500 MGM Resorts employees at CityCenter dedicated to the management and operation of CityCenter. Our ability to maintain a competitive position depends on the expertise and experience of MGM Resorts employees. Certain of these employees have developed key relationships with CityCenter’s high-end customers, and we rely on these employees to continue attracting these customers to CityCenter. If we lose the services of MGM Resorts employees for any reason, our business could be significantly impaired. Moreover, if key MGM Resorts employees were redeployed by MGM Resorts to operate and manage competing properties owned by MGM Resorts, such employees could exploit, to CityCenter’s detriment, the key relationships they have developed with CityCenter’s high-end customers. Accordingly, we are susceptible to the risk that MGM Resorts, which controls our managing member, may divert high-end customers from CityCenter (in which MGM Resorts has a 50% interest) to other properties, such as the adjacent Bellagio (which it wholly owns). Approximately 4,700 of the employees working at CityCenter are covered by collective bargaining agreements. A prolonged dispute with the covered employees could have an adverse impact on our operations. In addition, wage and/or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations. To the extent that non-union employees join unions, we would have greater exposure to risks associated with labor problems. Separately, we have engaged the Mandarin Oriental Hotel Group to manage and operate the Mandarin Oriental for a management fee. All personnel managing the day-to-day operations of the Mandarin Oriental are staffed by, and employees of, the Mandarin Oriental Hotel Group. Although Mandarin Oriental is an experienced operator of high-end luxury hotels, delegating such operational management to a third-party service provider exposes us to certain types of business risks that would not otherwise be the case had we retained full operational control. In particular, we and Project CC (our managing member) have less control over the routine day-to-day management of the Mandarin Oriental. For example, although we have the right to approve the operating budget for the Mandarin Oriental, our ability to implement new operational strategies may be limited. In addition, the Mandarin Oriental Hotel Group and its employees may have interests that are inconsistent with, or contrary to, our interests.

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

Failure to maintain the integrity of internal customer information could result in damage of reputation and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data.

We collect information relating to our guests for various business purposes, including marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted in the United States and other jurisdictions. Privacy regulations continue to evolve and on occasion may be inconsistent from one jurisdiction to another. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our guests. In addition, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us) or a breach of security on systems storing our data may result in damage of reputation and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data.

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

Claims have been brought against us and our subsidiaries in various legal proceedings and additional legal claims arise from time to time. MGM MIRAGE Design Group (now known as MGM Resorts Design Group and a wholly owned subsidiary of MGM Resorts International) and certain of our direct or indirect subsidiaries currently are defending against litigation instituted by Perini, which alleges, among other things, that the defendants have failed to pay approximately $490 million owed under the construction agreement with Perini. In August 2012, Perini reduced its lien to the current lien amount of $191 million. We, along with certain co-defendants, dispute these allegations, and contend that the defendants are entitled to substantial offsets against subcontractor claims and substantial amounts from Perini as a result of certain contractual rights of offset as well as damages resulting from Perini’s breach of contract. For a summary of the litigation with Perini, see ‘‘Item 3. Legal Proceedings—Construction litigation.’’ The defendants may not be successful in the defense or prosecution of the claims in the legal proceedings with Perini. We may not be successful in respect to any of our other current or future legal proceedings, and our business insurance may not adequately cover us in respect of any such losses, which in any such case could result in settlements, damages or losses that could significantly impact our business, financial condition and results of operations.

Our business is subject to extensive regulation and the cost of compliance or failure to comply with such regulations may adversely affect our business and results of operations.

Our ownership and operation of gaming facilities is subject to extensive regulation by the U.S. and the State of Nevada. These laws, regulations and ordinances generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. As such, our gaming regulators can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators. For a summary of gaming and other regulations that affect our business, see “Item 1. Business — Regulation and Licensing.” The regulatory environment in the State of Nevada may change in the future and any such change could have a material effect on our results of operations. In addition, we are subject to various gaming taxes, which are subject to possible increase at any time. Increases in gaming taxation could also adversely affect our results.

Because we own real property, we are subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.

Our operations and facilities are subject to a broad range of federal, state and local laws and regulations relating to pollution and the protection of the environment. These laws regulate, among other things, the discharge of materials into the environment, the handling and disposal of waste, remediation of contaminated sites and other matters relating to the protection of the environment and to worker health and safety.  We have incurred and continue to incur costs to comply with environmental requirements, such as those relating to inspection, permitting, discharges into the air, water and land and the handling and disposal of solid and hazardous waste. Under these and other environmental requirements we may be required to investigate and clean up regulated substances or chemical releases at our currently or formerly owned or operated property, even if such contamination was caused by a prior owner of the property. As an owner or operator, we could also be held responsible to a governmental entity or third parties for any fines or penalties, property damage, natural resource damage, personal injury and investigation and cleanup costs incurred by them in connection with any contamination. In addition, we may be responsible for investigation or remediation costs relating to contamination at third-party sites where we have sent waste for disposal.

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

Item 1B.                Unresolved Staff Comments

None.

Item 2.                   Properties

CityCenter is located on approximately 67 acres on the Las Vegas Strip between Bellagio and Monte Carlo, both of which are wholly-owned by MGM Resorts. Substantially all of the land and other assets are encumbered by liens securing the first lien notes and the senior credit facility on a pari passu basis. The same land and assets are encumbered by a second priority lien securing the second lien notes. At December 31, 2012, the aggregate principal amount of the indebtedness secured by these liens totaled $1.85 billion.  For information concerning the CityCenter properties, reference is made to the discussion under “Item 1. Business — CityCenter’s Properties.”

Item 3.                   Legal Proceedings

Construction litigation.  In March 2010, Perini Building Company, Inc. (“Perini”), general contractor for CityCenter, filed a lawsuit in the Eighth Judicial District Court for Clark County, State of Nevada, against MGM MIRAGE Design Group (a wholly owned subsidiary of MGM Resorts which subsidiary was the original party to the Perini construction agreement) and certain direct or indirect subsidiaries of the Company. Perini asserted that CityCenter was substantially completed, but the defendants failed to pay Perini approximately $490 million allegedly due and owing under the construction agreement for labor, equipment and materials expended on CityCenter. The complaint further charged the defendants with failure to provide timely and complete design documents, late delivery to Perini of design changes, mismanagement of the change order process, obstruction of Perini’s ability to complete the Harmon component, and fraudulent inducement of Perini to compromise significant amounts due for its general conditions. The complaint advanced claims for breach of contract, breach of the implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, unjust enrichment and promissory estoppel, and fraud and intentional misrepresentation. Perini seeks compensatory damages, punitive damages, attorneys’ fees and costs.

In April 2010, Perini served an amended complaint in this case which joined as defendants many owners of CityCenter residential condominium units (the “Condo Owner Defendants”), added a count for foreclosure of Perini’s recorded master mechanic’s lien against the CityCenter property in the amount of approximately $491 million, and asserted the priority of this mechanic’s lien over the interests of the Company, the Condo Owner Defendants and the Company’s lenders in the CityCenter property.

The Company and the other defendants dispute Perini’s allegations, and contend that the defendants are entitled to substantial amounts from Perini, including offsets against amounts claimed to be owed to Perini and its subcontractors and damages based on breach of their contractual and other duties to the Company, duplicative payment requests, non-conforming work, lack of proof of alleged work performance, defective work related to the Harmon, property damage and Perini’s failure to perform its obligations to pay certain subcontractors and to prevent filing of liens against CityCenter.  Parallel to the court litigation, the Company conducted an extra-judicial program for settlement of CityCenter subcontractor claims.  The Company has resolved the claims of 215 first-tier Perini subcontractors (including the claims of any lower-tier subcontractors that might have claims through those first-tier subcontractors), with only seven remaining for further proceedings along with trial of Perini’s claims and the Company’s Harmon-related counterclaim and other claims by the Company against Perini and its parent guarantor, Tutor Perini.  Three of the remaining subcontractors are implicated in the defective work at the Harmon.  In August 2012, Perini recorded an amended notice of lien reducing its lien to approximately $191 million.

Perini made a motion for partial summary judgment as to the validity and enforceability of its mechanic’s lien.  After hearing on the motion, on July 9, 2012 the court granted Perini’s motion.  The court ruled that Perini’s notice of lien and the amended notices of lien recorded constitute a valid and enforceable mechanic’s lien “subject to at some point a determination of the amount of the lien and whether the lien is frivolous, overstated, or an appropriate setoff is due as a result of the counterclaims that the Company has made in this litigation.”

In late 2011, the Company filed a motion with the district court seeking permission to demolish the Harmon and to set a timetable for completion of all testing prior to the building’s demolition based on a retained structural engineer’s July 2011 conclusion that “[i]n a code-level earthquake, using either the permitted or current code specified loads, it is likely that critical structural members in the tower will fail and become incapable of supporting gravity loads, leading to a partial or complete collapse of the tower,” and in light thereof, the Clark County Building Division’s demand for a plan of action to abate the potential for structural collapse of the Harmon in the event of a code-level earthquake.

Following an evidentiary hearing that spanned several days in March and July 2012, on July 19, 2012 the court ruled that an adequate opportunity for investigation and observation of the Harmon had occurred and granted the Company’s motion to demolish the Harmon subject to delivery of a jury instruction at trial that such demolition was the Company’s business decision and not itself evidence of any construction defect or safety issue at the Harmon.  The Company presented live testimony at the hearing from its structural engineering experts on pervasive defects in the Harmon, as well as, at the court’s express request, a statistician on the use of extrapolation to make conclusions about defects at untested sites in the building based on demonstrated defects at tested sites.

On July 27, 2012, the court ruled that at the Harmon trial the Company’s structural engineer would not be permitted to present his findings and conclusions about defects and needed repairs at untested sites in the Harmon building based on his extrapolation from extensive data and analysis at tested sites, which comprised 27% of the Harmon’s most critical structural elements.  Among other grounds, the court opined that the engineer should have used a random number generator to select test sites.  Furthermore, the court refused to accept that the extensive testing and analysis conducted was a sufficient basis for extrapolation he performed.  On October 25, 2012 the Company filed with the Nevada Supreme Court an emergency petition for writ of mandamus contesting the district court’s ruling.  The Nevada Supreme Court accepted the petition on October 29, 2012 and set a briefing schedule regarding same.

By order entered October 29, 2012, the district court revoked the previously granted permission to demolish the Harmon and granted in part the Company’s motion for permission to conduct additional testing at the Harmon designed to address the court’s extrapolation evidentiary ruling.  However, the order was expressly subject to several conditions concerning the manner in which the remainder of the case proceedings would be conducted, including severance of the trial relating to lien claims of Perini and the remaining contractors from trial of the Harmon counterclaims.  The district court granted a temporary 30-day stay of case proceedings (except for discovery relating to percipient non-expert witnesses) to allow the Nevada Supreme Court to decide the extrapolation evidentiary issue.

The court set a trial date of June 24, 2013.  Under the October 29, 2012 order, all claims and defenses related to any construction defects at the Harmon were to be severed from the trial scheduled to commence on June 24, 2013, and the date for trial of the Harmon construction defects would be determined at a later unspecified date.

On November 30, 2012 the Nevada Supreme Court denied the Company’s motion to extend the district court’s 30-day stay of the latter’s October 29, 2012 order on the basis that the stay extension request was not ripe for appellate consideration unless the Company confirmed its election to conduct or not to conduct additional Harmon testing (thus triggering certain conditions in the October 29 order) and the district court denied extension of the stay.  In light of this appellate ruling, the Company filed in the district court its notice of election to proceed with additional Harmon testing.  The district court’s December 3, 2012 Case Management Order No. 8, among other procedural protocols, established a timetable and procedures for new Harmon destructive testing that the Company would need to perform if the appellate court does not grant the writ; and set trial dates of June 24, 2013 for all lien claims and January 6, 2014 for Harmon defect claims. The district court’s subsequent Case Management Order No. 9 affirmed these trial dates.  The district court later granted the Company’s request to renew the partial stay until and including February 8, 2013, to allow the appellate court to receive full briefing and decide the Company’s writ petition on an emergency basis.  The court stayed all expert discovery but allowed percipient witness and other discovery to continue.

In December 2012 and January 2013 Perini performed additional court-approved video and photographic documentation of the Harmon’s physical structure.

By order entered January 7, 2013 the district court denied the Company’s partial motion to dismiss and to strike portions of Perini’s second amended complaint which, among other things, added claims against the CityCenter defendants of breach of contract — alleging that the Company’s Owner Controlled Insurance Program (“OCIP”) failed to provide adequate project insurance for Perini with broad coverages and high limits, and tortious breach of the implied covenant of good faith and fair dealing — alleging improper administration by the Company of the OCIP and Builders Risk insurance programs.

At a February 1, 2013 conference the district court vacated the June 24, 2013 trial date for lien claims and extended until an unspecified date the partial stay of certain portions of the case, including stay of all expert discovery, in order to permit the Nevada Supreme Court to decide the Company’s writ challenging the district court’s extrapolation evidence ruling.  The stay extension does not apply to percipient witness discovery, which continues.

The Company applied to the Nevada Supreme Court on February 6, 2013 for immediate oral argument and expedited decision on the merits of the writ regarding extrapolation evidence.

On March 6, 2013 the district court issued a written order that granted the Company permission to perform supplemental court-approved destructive testing at the Harmon and to submit supplemental expert witness reports by dates specified in the order. The court ordered reconsolidation of all claims and actions in the case for one trial set to commence on January 14, 2014, including Perini’s and subcontractors’ payment and mechanic’s lien foreclosure claims as well as the Company’s claims for defective work at the Harmon, and adjusted discovery and other pre-trial dates according to that trial schedule.

The Company and the other defendants will continue to vigorously assert and protect their interests in the Perini lawsuit. The Company believes that a loss with respect to Perini’s punitive damages claim is neither probable nor reasonably possible.

Other litigation.  The Company is a party to various legal proceedings that relate to construction and development matters and operational matters incidental to its business.  Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s consolidated financial statements.  The Company maintained an OCIP during the construction and development process.  Under the OCIP, certain insurance coverages may cover a portion of the Company’s general liability, workers compensation, and other potential liabilities.

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

We have not made cash distributions to our Members within the last two years, and we do not intend to make cash distributions to our Members in the foreseeable future.  In addition, certain restrictions under our revolving credit facility and indentures governing the notes limit our ability to make cash distributions.

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

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Net revenues	$1,189,854	$1,081,861	$1,332,063	$69,291	$—
Operating loss	(239,919)	(211,632)	(870,845)	(504,959)	(73,767)
Net loss	(510,968)	(502,174)	(1,115,190)	(522,330)	(67,805)

At year end:
Total assets	$9,153,014	$9,461,930	$9,641,817	$10,733,661	$8,803,322
Total debt, including capital leases	2,513,873	2,507,915	2,747,613	2,621,072	1,695,101
Equity	6,167,764	6,594,894	6,508,307	7,129,373	6,188,359

We were formed on November 2, 2007 and commenced operations in December 2009; therefore, the results of our operations will not be comparable for the periods of 2009 and before. Additionally, the following events/transactions affect the year-to-year comparability of the selected financial data presented above:

•                  In 2009, we recorded impairment charges related to our residential real estate of $347 million and an impairment charge related to our finite-lived intangible assets of $37 million;

•                  In 2010, we recorded impairment charges related to our residential real estate of $331 million and an impairment charge of $279 million related to the Harmon;

•                  In 2011, we recorded impairment charges related to our residential real estate of $52 million and a loss on retirement of debt of $24 million;

•                  In 2012, we recorded impairment charges related to our residential real estate of $36 million, an accrual for estimated demolition costs of the Harmon of $32 million and a loss on retirement of debt of $9 million.

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

Executive Overview

Operations

We are a joint venture 50%-owned by Project CC, LLC (“Project CC”), a Delaware limited liability company and indirect wholly owned subsidiary of MGM Resorts International, a Delaware corporation (“MGM Resorts”), and 50%-owned by Infinity World Development Corp (“Infinity World”), an indirect wholly owned subsidiary of Dubai World, a Dubai United Arab Emirates government decree entity (each, a “Member,” and together, our “Members”). Our Board of Directors is composed of six representatives — three selected by each Member — and has exclusive power and authority for our overall management. Compensation for Board of Directors’ duties is borne by the Members. We have no employees and have entered into several agreements with MGM Resorts to provide project development and management services. We pay MGM Resorts a management fee of 2% of gross revenues and 5% of EBITDA (as defined in the agreements) for the management of Aria Resort and Casino (“Aria”) and Vdara Hotel and Spa (“Vdara”). In addition, we pay MGM Resorts an annual fee of $3 million for the management of Crystals. We reimburse MGM Resorts for all direct costs associated with its management activities, which primarily consist of employee compensation expenses.

Our sole operation is CityCenter, a mixed-use development on the Las Vegas Strip which occupies 67 acres between Bellagio and Monte Carlo and connects to each of those resorts via tram. CityCenter includes Aria, a 4,004-room casino resort; Mandarin Oriental Las Vegas (“Mandarin Oriental”), a 392-room non-gaming boutique hotel; Crystals, an approximately 357,000 leasable-square-foot retail district including shops, dining and entertainment venues; and Vdara, a 1,495 room luxury condominium-hotel.  In addition, CityCenter features 225 residential units in the Residences at Mandarin Oriental and 669 residential units in Veer.  Aria, Vdara, Mandarin Oriental and Crystals opened in December 2009.  The residential units within CityCenter began the sales closing process in early 2010.  In October 2010, we began a program to lease a portion of the unsold units at Veer and Mandarin Oriental. In December 2012, we completed a bulk sale for 427 of the remaining 438 units at Veer for $119 million.

We have six operating segments: Aria, Vdara, Mandarin Oriental hotel operations, Crystals, Mandarin Oriental residential and Veer. Mandarin Oriental has both a hotel and a residential operating segment. We determined our segments based on the nature of the products produced and services provided. We have aggregated residential operations into one reportable segment (“Residential”) given the similar economic characteristics and business of selling and leasing high-rise condominiums.  All other operating segments are reported separately.  Our operating segments do not include the ongoing activity associated with closing out our construction costs and certain corporate administrative costs.

Liquidity and Financial Position

We have significant indebtedness and significant financial commitments, including principal and interest payment obligations.  As of December 31, 2012, we had approximately $3.0 billion in long-term debt with a carrying value of $2.5 billion, which included $1.9 billion in first and second lien senior secured notes, and Member notes with a carrying value of $655 million, net of a $517 million discount.

In January 2011, we completed a series of transactions including the issuance of $900 million in aggregate principal amount of 7.625% senior secured first lien notes due 2016 (the “first lien notes”) and $600 million in aggregate principal amount of 10.75%/11.50% senior secured second lien PIK toggle notes due 2017 (the “second lien notes,” and together with the first lien notes, the “notes”) in a private placement.  Interest on the second lien notes accrued as pay-in-kind interest through July 15, 2012.  Thereafter, interest on the second lien notes is payable in cash, or, until January 16, 2016, we may elect to pay interest entirely in cash, entirely in pay-in-kind interest, or 50% in cash and 50% in pay-in-kind interest, provided we will pay all accrued pay-in-kind interest in cash on July 15, 2016.  The interest rate on the second lien notes is 10.75% for interest paid in cash, and 11.50% for interest we pay in the form of additional debt. We received net proceeds from the 2011 offering of the notes (the “2011 notes offering”) of $1.46 billion after initial purchasers’ discounts and commissions but before other offering expenses.

Effective concurrently with the 2011 notes offering, our senior credit facility was amended and restated to extend until January 21, 2015 the maturity of $500 million in term loans of the $1.85 billion outstanding loans.  All borrowings under the prior senior credit facility in excess of $500 million were repaid using the proceeds from the 2011 notes offering.  In addition, net proceeds from the 2011 notes offering, together with equity contributions of approximately $73 million from the Members, were used to fund an interest escrow account of $159 million for the benefit of the holders of the first lien notes and the lenders under the senior credit facility.  The senior credit facility was secured, on a pari passu basis with the first lien notes, by a first priority lien on substantially all of our assets and those of our subsidiaries, except that any proceeds generated by the sale of Crystals outside of bankruptcy or foreclosure proceedings will be paid first to the lenders under the senior credit facility.

Pursuant to the senior credit facility, we were required to make principal payments based on an annual calculation of excess cash flows, as defined in the facility. For the year ended December 31, 2011, we calculated that we were required to pay $156 million pursuant to such calculation. However, we had already made payments of $125 million during 2011 and therefore were only required to pay $31 million, which was classified as current portion of long-term debt as of December 31, 2011.

In February 2012, we issued $240 million in aggregate principal amount of our first lien notes at a premium for net proceeds after initial purchasers’ discounts and commissions of approximately $247 million. We used net proceeds from the offering, together with available cash, to repay $300 million of the outstanding borrowings under our senior credit facility.

In March 2012, we again amended and restated our senior credit facility pursuant to a second amended and restated credit agreement dated as of March 29, 2012 (the ‘‘revolving credit facility’’), which provides for a $75 million revolving credit facility that matures on January 21, 2015, and we repaid the total amount of loans outstanding under the previously existing senior credit facility. As of December 31, 2012, we had not drawn on the revolving credit facility and had $75 million in capacity available for borrowing.

Other than drawing on the revolving credit facility, seeking additional capital contributions from the Members and future cash flows from operations, we have no other sources of liquidity. We can provide no assurance that the Members will supply additional financial support or that our operations will generate sufficient cash flows to cover our financial obligations.

MGM Resorts Completion Guarantee

As of December 31, 2012, our remaining project costs are being funded pursuant to an unlimited completion and cost overrun guarantee (as restated as described below, the ‘‘completion guarantee’’) provided by MGM Resorts and secured by its interests in the assets of Circus Circus Las Vegas and certain adjacent undeveloped land. As of December 31, 2012, we estimated remaining project costs of approximately $85 million, which includes estimated litigation costs related to the resolution of disputes with contractors as to the final CityCenter construction costs and reflects certain offsets to the amounts claimed by the contractors. We have reached settlement agreements with most of the subcontractors; however, significant disputes remain with the general contractor and certain subcontractors.

In connection with the notes offering and the amendment and restatement of the senior credit facility in January 2011, MGM Resorts entered into a restated completion guarantee that will support remaining construction payables from the construction of CityCenter.  The terms of the amended completion guarantee require us to use $124 million of subsequent net residential sale proceeds to fund construction costs, or to reimburse MGM Resorts for construction costs previously expended. Amounts reimbursable to MGM Resorts cannot be repaid until final resolution of the Perini lawsuit, and all construction liens related to construction work prior to January 1, 2011 have been discharged. See reference below for information regarding the Perini lawsuit. As of December 31, 2012, we had received net residential proceeds in excess of the $124 million and are holding $112 million in a condo proceeds account representing the remaining proceeds available to fund completion guarantee obligations or be reimbursed to MGM Resorts.  In accordance with our notes indentures and revolving credit facility agreement, such amounts can only be used to fund construction lien obligations or be reimbursed to MGM Resorts once the Perini litigation is settled. The $112 million in condo proceeds is recorded within “Restricted cash” in the accompanying balance sheet.

As of December 31, 2012, MGM Resorts has funded $692 million under the completion guarantee. We have recorded a payable of $73 million related to these amounts, which represents amounts expected to be reimbursed to MGM Resorts from residential proceeds.

Harmon

We have indefinitely halted construction at The Harmon Hotel & Spa (the “Harmon’’), a planned 400-room non-gaming boutique hotel and residential condominiums, following the discovery of a number of structural defects. During the construction process, we discovered that in certain elements of the building the reinforcing steel (known as link beams) had been installed incorrectly by CityCenter’s general contractor Perini Building Company (‘‘Perini’’) and its subcontractors. The inspectors had failed to discover the defects. Destructive testing in approximately 15 floors of the Harmon then revealed substantial defective construction, including defective installation of reinforcing steel, in other areas of the Harmon. As a result, the decision was made to eliminate construction of the planned floors above floor 26. Initially, repairs to a limited number of link beams were performed. However, additional structural defects were discovered and further construction at the Harmon was indefinitely stopped, among other reasons, to allow for further assessment of the reinforcing steel work. Subsequent investigations detected structural defects in other components of the Harmon, including the shear walls, lower floor link beams, and several critical beam-to-column and slab-to-beam connections. On May 14, 2010, defendants in the Perini litigation filed a counterclaim against Perini related to Perini’s previously filed lawsuit, and its parent corporation guarantor Tutor Perini Corporation, for our damages related to the defective construction at the Harmon, among other counts. Since then our structural engineering firms and other consultants have conducted extensive testing and analysis to determine the condition of the Harmon and potential remediation strategies, if any. During the third quarter of 2010, we determined that the Harmon was unlikely to be completed using the existing partially completed structure as it now stands. As a result, we recorded an impairment charge of $279 million related to all the existing Harmon related construction in progress assets.

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

The Building Division requested that we conduct an analysis as to the structural stability of the Harmon under building-code-specified load combinations. On July 11, 2011 a consulting engineer engaged by us for this review submitted the results of his analysis of the Harmon tower and podium in its current as-built condition. The engineer opined, among other things, that ‘‘[i]n a code-level earthquake, using either the permitted or current code specified loads, it is likely that critical structural members in the tower will fail and become incapable of supporting gravity loads, leading to a partial or complete collapse of the tower. There is missing or misplaced reinforcing steel in columns, beams, shear walls, and transfer walls throughout the structure of the tower below the twenty-first floor.’’ In response to this opinion, on July 12, 2011 the Building Division required us, no later than August 15, 2011, ‘‘to provide a plan of action that will abate the potential for structural collapse and protect impacted uses and occupancies.’’ Under the relevant building code provision, ‘‘abate’’ means repair, rehabilitation, demolition or removal of the subject building.

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

On November 22, 2011, the Building Division informed CityCenter by letter that ‘‘based on the information provided to the Clark County Development Services including but not limited to the Weidlinger & Associates Letter of August 11, 2011 and subsequent conversations, it is required that MGM submit a plan abating the code deficiencies discovered in the Harmon Tower.’’ We have made a motion to the court presiding over the Perini litigation for permission to proceed with the demolition of the Harmon in advance of the conclusion of the litigation. The hearing on that motion, which Perini and its Harmon-related subcontractors oppose, commenced on March 12, 2012.  Due to the scope of legal issues presented, the hearing reconvened in July 2012 after the completion of further related proceedings.  We have also resubmitted the plan of abatement action prepared by LVI that was initially submitted on August 15, 2011, and applied to the Building Division for appropriate demolition permits and approvals. Those applications are pending.

On March 6, 2013 the district court issued a written order that granted us permission to perform supplemental court-approved destructive testing at the Harmon and to submit supplemental expert witness reports by dates specified in the order. The court ordered reconsolidation of all claims and actions in the case for one trial set to commence on January 14, 2014, including Perini’s and subcontractors’ payment and mechanic’s lien foreclosure claims as well as our claims for defective work at the Harmon, and adjusted discovery and other pre-trial dates according to that trial schedule.

Our revolving credit facility provides that certain demolition or repair expenses may be funded only from (i) Member contributions designated for demolition of the Harmon, (ii) the proceeds of certain specified extraordinary receipts (which include any proceeds from the Perini litigation) or (iii) cash or cash equivalents in an amount not to exceed $30 million in the aggregate. Based on current estimates, which are subject to change, we believe the demolition of the Harmon would cost approximately $32 million. We accrued such estimated demolition costs in 2012.

Construction Litigation

See Note 12 in the accompanying financial statements for discussion of our Perini construction litigation.

Key Performance Indicators

Our operating results related to ongoing resort operations are highly dependent on the volume of customers at our resorts, which in turn affects the price we can charge for our hotel rooms and other amenities. We market to different customer segments to manage our hotel occupancy, such as targeting large conventions to increase mid-week occupancy. We also generate a significant portion of our operating income from the high-end gaming segment, which can be a cause for variability in our results.  Key performance indicators related to revenue are:

•                  Gaming revenue indicators — table games drop and slots handle (volume indicators); ‘‘win’’ or ‘‘hold’’ percentage, which is not fully controllable by us. Our normal table games hold percentage is in the range of 20% to 24% of table games drop and our normal slots hold percentage is in the range of 6.5% to 7.5% of slots handle; and

•                  Hotel revenue indicators — hotel occupancy (a volume indicator); average daily rate (‘‘ADR,’’ a price indicator); and revenue per available room (‘‘REVPAR,’’ a summary measure of hotel results, combining ADR and occupancy rate). Our calculation of ADR, which is the average price of occupied rooms per day, includes the impact of complimentary rooms. Complimentary room rates are determined based on an analysis of retail or ‘‘cash’’ rates for each customer segment and each type of room product to estimate complimentary rates which are consistent with retail rates. Complimentary rates are reviewed at least annually and on an interim basis if there are significant changes in market conditions. Because the mix of rooms provided on a complimentary basis, particularly to casino customers, includes a disproportionate suite component, the composite ADR including complimentary rooms is higher than the ADR for cash rooms, reflecting the higher retail value of suites.

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

Impact of Economic Conditions on Our Results of Operations

The state of the U.S. economy negatively affected our results of operations since CityCenter opened, including negatively affecting residential sales. Travel and travel-related expenditures have been particularly affected as businesses and consumers have altered their spending patterns. While adverse conditions in the economic environment have affected our operating results in recent years, we believe positive trends, such as increased visitation and consumer spending, will continue in 2013. However, we continue to believe that certain aspects of the current economy, such as uncertainty in employment and the housing market, will limit economic growth in the U.S. and temper our recovery. Because of this economic uncertainty, we have increasingly focused on managing costs and staffing levels across all our segments and will continue to strive to achieve additional operating efficiencies. However, as a result of our leveraged business model, our operating results are significantly affected by our ability to generate operating revenues.

Since we operate solely in Las Vegas, Nevada, we are exposed to certain risks outside of our control, such as increased competition from new or expanded Las Vegas resorts, and from the expansion of gaming in other states and foreign countries, or through internet gaming.  We are also exposed to risks related to tourism, the housing market and the general economy, including national and global economic conditions and terrorist attacks or other global events, as many of our customers reside outside of Nevada and outside of the United States.

Results of Operations

We commenced substantially all of our operations in December 2009, except residential operations, which began closing sales of units during the first quarter of 2010.

The following table summarizes our consolidated operating results for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net revenues	$1,189,854	$1,081,861	$1,332,063
Operating expenses:
Casino and resort operations	599,716	603,415	578,884
Residential	123,446	17,454	395,744
General and administrative	260,096	248,888	288,739
Preopening and start-up expenses	1,312	—	6,202
Property transactions, net	74,347	53,595	614,160
Depreciation and amortization	370,856	370,141	319,179
	1,429,773	1,293,493	2,202,908
Operating loss	$(239,919)	$(211,632)	$(870,845)

Net revenues increased by 10% in 2012, primarily due to the Veer bulk sale, as discussed below. Excluding residential revenues, net revenues decreased 1% in 2012 compared to 2011, primarily due to lower table games hold, partially offset by improved non-gaming revenue. Net revenue decreased in 2011 compared to 2010 due to closing on residential units in 2010. Excluding residential revenues, net revenues increased 26% in 2011 over 2010.

Our operating loss in 2012 increased 13% over 2011. The 2012 operating loss was impacted by residential inventory impairments of $36 million and an accrual for the demolition of Harmon of $32 million, while the 2011 operating loss was impacted by residential inventory impairments of $52 million. In 2010, our operating loss included impairment charges related to the Harmon of $279 million and our residential inventory of $331 million.

In addition, general and administrative expense increased 5% over 2011 due to increased legal expenses related to litigation.  General and administrative expense decreased 14% in 2011 compared to 2010 primarily due to a reduction in legal and other administrative activities related to residential operations as well as a reduction in our property tax assessment, partially offset by an increase in our base management fee to MGM Resorts.

Operating Results — Revenues by reportable segment

The following table presents detail of our net revenues by reportable segment:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Aria	$862,306	$894,721	$736,367
Vdara	86,916	75,364	41,160
Mandarin Oriental	48,452	41,034	30,216
Crystals	53,251	46,317	34,027
Residential	138,929	24,425	490,293
Net revenues	$1,189,854	$1,081,861	$1,332,063

Aria.  Net revenues at Aria decreased 4% in 2012 compared to 2011, driven by lower table games revenue. Table games revenue was $232 million in 2012 compared to $279 million in 2011. The decrease was due to above-average table games hold percentage of 27.3% in the prior year, compared to 23.2% in the current year. Slots revenue increased 4% in 2012 over 2011 to $159 million. Net revenues at Aria increased 22% in 2011 over 2010; driven by a 34% increase in table games revenue. Table games hold percentage was 22.6% in 2010. Slots revenue increased 16% in 2011 over 2010, which benefited from increases in volume and hold. Slots hold percentage was within our expected range in 2012, 2011 and 2010.

Aria rooms revenue was $259 million for 2012 compared to $253 million in 2011, driven by an increase in occupancy. Rooms revenue increased 24% in 2011 over 2010, driven by increased occupancy and average daily rate. The following table shows key hotel statistics for Aria:

	Year Ended December 31,
	2012	2011	2010
Occupancy	88%	86%	76%
Average Daily Rate (ADR)	$200	$202	$184
Revenue per Available Room (REVPAR)	$177	$174	$140

Other non-gaming revenues were flat in 2012 compared to 2011. Other non-gaming revenues increased 12% in 2011 from 2010 due to an increase in volume and spending of customers within the resort, offset by weaker than expected revenues at Viva ELVISTM prior to its closure.

Vdara.  The following table shows key hotel statistics for Vdara:

	Year Ended December 31,
	2012	2011	2010
Occupancy	84%	83%	68%
ADR	$158	$161	$147
REVPAR	$133	$133	$101

Vdara rooms revenue increased 16% over 2011 to $70 million, primarily due to an increase in available rooms of 15%.  Occupancy and REVPAR were flat between 2012 and 2011. Vdara rooms revenue increased 85% in 2011 compared to 2010, driven by increases in occupancy, ADR, REVPAR and an increase in available rooms of 41%.

Mandarin Oriental.  Mandarin Oriental rooms revenue was $26 million for 2012 compared to $20 million for 2011.  REVPAR was $179 during 2012, a 29% increase over 2011, due to an increase in occupancy from 54% in the prior year to 67% in 2012.  ADR was $268 during 2012 compared to $258 in 2011. Mandarin Oriental rooms revenue increased 44% in 2011 compared to 2010, primarily driven by an increase in occupancy.

Crystals.  Crystals revenue was $53 million for 2012 compared to $46 million in 2011.  The increase was primarily attributed to an increase in tenant occupancy and increased contingent rent. As of December 31, 2012, approximately 279,000 square feet of retail space, out of a total of approximately 357,000 square feet of currently leasable space, was occupied and open for business. Crystals revenue increased 36% in 2011 compared to 2010, due to substantial increases in tenant occupancy.

Residential. Residential revenue was $139 million in 2012, which included $119 million from the bulk sale of 427 of the remaining 438 units at Veer, with a carrying value of $116 million.  In addition to the Veer bulk sale, we closed 6 units in 2012.

Residential revenue for 2011 was $24 million compared to 2010 residential revenue of $490 million, which included $117 million of revenue related to non-refundable forfeited residential deposits. During the first quarter of 2010, we began the closing process of our residential operations. We closed 12 residential units in 2011 compared to 434 units in 2010.

During 2011, we recognized $8 million in expense related to the valuation of our residential mortgage notes receivable recorded within “Residential” operating expense. As of December 31, 2012 and 2010, the fair value approximated the carrying value of the residential mortgage notes receivable and no charges were recorded in 2012 or 2010.

In October 2010, we began a program to lease a portion of the remaining residential units in Veer and Mandarin under lease agreements with a minimum term of one year. As of December 31, 2012, a total of approximately 100 units were allocated to the leasing program, which decreased from 2011 as a result of the Veer bulk sale.  We recorded real estate lease revenue of $10 million and $7 million during 2012 and 2011, respectively.

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

The following table presents Adjusted EBITDA by reportable segment and reconciles consolidated Adjusted EBITDA to net loss:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Aria	$175,833	$195,645	$42,519
Vdara	21,505	17,829	(4,044)
Mandarin Oriental	508	(1,104)	(12,883)
Crystals	32,321	24,107	11,703
Residential	431	(8,050)	77,328
Reportable segment Adjusted EBITDA	230,598	228,427	114,623
Development and corporate administration	(24,002)	(16,323)	(45,927)
Adjusted EBITDA	206,596	212,104	68,696

Other operating expenses:
Preopening and start-up expense	(1,312)	—	(6,202)
Property transactions, net	(74,347)	(53,595)	(614,160)
Depreciation and amortization	(370,856)	(370,141)	(319,179)
Operating loss	(239,919)	(211,632)	(870,845)

Non-operating expense:
Interest income	3,663	3,646	1,845
Interest expense, net	(266,026)	(267,836)	(240,731)
Loss on extinguishment of debt	(8,620)	(23,578)	—
Other, net	(66)	(2,774)	(5,459)
	(271,049)	(290,542)	(244,345)

Net loss	$(510,968)	$(502,174)	$(1,115,190)

Reportable segment Adjusted EBITDA of $231 million increased 1% compared to 2011 primarily due to improved results at Crystals and our residential segment, partially offset by decreased Adjusted EBITDA at Aria. Aria’s Adjusted EBITDA decreased 10% to $176 million, primarily due to lower table games hold percentage.  Crystals’ Adjusted EBITDA improved from increased occupancy and contingent rent. Vdara and Mandarin Oriental also achieved increases in Adjusted EBITDA in 2012 compared to 2011. Excluding residential, our reportable segment Adjusted EBITDA margin was 22% in both 2012 and 2011.

Reportable segment Adjusted EBITDA for 2011 increased to $228 million, driven by strong performance at Aria, partially offset by a decrease in Residential Adjusted EBITDA. Aria’s Adjusted EBITDA increased to $196 million in 2011, which benefited from increases in hotel occupancy and ADR, higher table games hold percentage, increased slot volumes, as well as overall increases in non-gaming revenues compared to prior year.  Vdara, Mandarin Oriental and Crystals had significant improvement in operating results compared to the prior year, driven by increased revenues from increased customer volumes and spend. Residential Adjusted EBITDA in 2010 benefited from $117 million in non-refundable forfeited residential deposits.  Our reportable segment Adjusted EBITDA margins improved to 21% in 2011, up from 9% in 2010. Adjusted EBITDA margins for Aria increased to 22% in 2011.

Operating Results — Details of Certain Charges

Property transactions, net consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Impairment of residential real estate	$35,690	$51,742	$331,344
Harmon Hotel & Spa impairment	—	—	279,222
Harmon demolition accrual	31,990	—	—
Other, net	6,667	1,853	3,594
	$74,347	$53,595	$614,160

Residential real estate impairments.  We are required to carry our residential inventory at the lower of cost or fair value less costs to sell. We estimate fair value of our residential inventory using a discounted cash flow analysis based on our current expectations of future cash flows.  These estimates are subject to our judgment and are highly sensitive to changes in the market and economic conditions.

In 2012, primarily due to revised sales forecasts that extended the timing of sales within the absorption period, we performed an analysis on the fair value of our Mandarin Oriental residential inventory.  As a result, we recorded an impairment charge of $36 million related to our Mandarin Oriental residential inventory in 2012, $17 million of which was allocated to units included in the rental program and recorded within property and equipment, net.  In the event we do not meet our sales forecasts, additional impairment charges may be recognized, which could be material to our financial statements.  See Note 4 in the accompanying financial statements for discussion of the key inputs utilized in the fair value analysis of our Mandarin Oriental residential inventory.

We recorded residential impairment charges of $41 million and $11 million in 2011 related to the carrying value of our Veer and Mandarin Oriental residential inventory, respectively.  Our 2011 discounted cash flow analysis assumed a 3% to 5% annual growth rate in sales price beginning in 2013 through estimated sell out periods.  We used discount rates of 17%, which were based on what we believed a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flows, which were revised based on lower than anticipated sales.

Upon completion of our residential inventory, we recorded impairment charges in 2010 of $140 million and $191 million related to our residential inventories at Veer and Mandarin Oriental, respectively. We determined the fair value of the inventory using a discounted cash flow analysis based on then-current estimates of future cash flows.

Harmon.  During the third quarter of 2010, we determined that it was unlikely that the Harmon would be completed using the building as it now stands.  As a result, we recorded an impairment charge of $279 million related to the then existing Harmon related construction in progress assets.

Non-operating Results

The following table summarizes information related to interest on our long-term debt:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Senior credit facility including pay-in-kind interest	$4,796	$42,858	$122,389
Senior secured notes including pay-in-kind interest	158,299	131,748	—
Member notes including discount amortization	91,352	78,477	97,626
Amortization of debt issuance costs and other	11,579	14,753	33,577
Interest capitalized	—	—	(12,861)
	$266,026	$267,836	$240,731

Our interest expense for 2012 decreased slightly to $266 million primarily due to the pay-down of our senior credit facility, partially offset by increased interest from the $240 million issuance of additional first lien notes in February 2012 and increased pay-in-kind interest on our Member notes from compounding interest. Gross interest expense increased 6% in 2011 compared to 2010.  We incurred additional interest expense during 2011 as a result of the January 2011 financing transactions.  We ceased capitalizing interest during the second quarter of 2010, which related to certain components of CityCenter which were completed in the first six months of the year.  We had no capitalized interest in 2012 or 2011.

Liquidity and Capital Resources

Cash Flows — Operating Activities

Our trends in operating cash flows generally follow trends in operating income, excluding non-cash impairment charges, depreciation and construction expenditures related to our residential operations, which are presented as uses of cash within operating activities.  Net cash provided by operating activities was $272 million for 2012 compared to $125 million for 2011.  Operating cash flows for 2012 includes $119 million from the Veer bulk sale. Cash provided from operating activities of $125 million in 2011 benefited from $105 million in pay-in-kind interest on our second lien notes. Cash used in operating activities in 2010 of $152 million primarily related to operating losses and construction expenditures for residential real estate.

Cash Flows — Investing Activities

Net cash used in investing activities for 2012 of $108 million included capital expenditures of $55 million, $13 million of which related to a new marquee and a new leased restaurant in Aria, and $136 million of condo proceeds received in 2012 classified as restricted cash.  Net cash used in investing activities was $173 million for 2011, and primarily related to funding of an interest escrow account in the amount of $159 million in connection with our January 2011 financing transactions, as well as capital expenditures of $79 million primarily for construction payments related to settlements with subcontractors.  Net cash used in investing activities for 2010 was $454 million and primarily related to development activities and payment of construction obligations.

Cash Flows — Financing Activities

Net cash of $83 million used in financing activities in 2012 primarily related to the pay down of the senior credit facility of $375 million, partially offset by the issuance of additional first lien notes of $251 million and Member contributions of $47 million. Net cash of $140 million provided by financing activities in 2011 was due to the January 2011 financing transactions as well as $165 million of cash contributions from Members. Additionally, in 2011, we repaid $125 million of our senior credit facility.  Net cash provided by financing activities of $595 million during 2010 included contributions under the MGM Resorts completion guarantee of $250 million and $336 million of equity contributions from the Members. Equity contributions included amounts funded under the MGM Resorts completion guarantee in excess of the $250 million.

Principal Debt Arrangements

In March 2012, we amended and restated our senior credit facility pursuant to a second amended and restated credit agreement dated as of March 29, 2012, which consists of a $75 million revolving credit facility and matures January 2015.  The total amount outstanding under the previously existing senior credit facility was repaid in full.  As of December 31, 2012, we had not drawn on the revolving credit facility.

The loans under the revolving credit facility will bear interest at a rate of, in the case of Eurodollar loans, the Eurodollar rate (as defined in the revolving credit facility) plus 5.00%, and, in the case of base rate loans, the base rate (as defined in the revolving credit facility) plus 4.00%. We also incur a fee of 0.50% on any unused capacity.

The revolving credit facility is a general senior obligation of ours and ranks equally with our other existing and future senior obligations, is fully and unconditionally guaranteed on a senior secured basis by our restricted subsidiaries, and is secured by a first-priority perfected lien on substantially all of our assets and the assets of our subsidiaries.

The revolving credit facility contains covenants that, among other things, restrict our ability to (i) incur additional indebtedness or liens, (ii) pay dividends or make distributions on our equity interests or repurchase our equity interests, (iii) make certain investments, (iv) enter into certain burdensome agreements limiting the ability of our subsidiaries to pay dividends or make other distributions to us, (v) sell certain assets or merge with or into other companies, and (vi) enter into certain transactions with our equity holders and affiliates. In addition, the revolving credit facility includes certain financial covenants that require us to maintain a minimum trailing annual EBITDA (as defined in the revolving credit facility) of: $185 million for each quarter beginning at March 31, 2013, increasing to $200 million at December 31, 2013; to $225 million at March 31, 2014; and to $250 million at September 30, 2014, and subsequent fiscal quarters. In addition, the revolving credit facility limits our capital expenditures to no more than $50 million per fiscal year (with unused amounts in any fiscal year rolling over to the next fiscal year, but not any fiscal year thereafter). Capital expenditures subject to the restriction exclude (i) amounts used to demolish the Harmon; (ii) amounts mandated by law for the repair of the Harmon; (iii) amounts paid by MGM Resorts under the MGM Resorts completion guarantee; or (iv) capital expenditures made using proceeds from the issuance of equity, as permitted by the agreement.

In January 2011, we issued $900 million in aggregate principal amount of 7.625% senior secured first lien notes due 2016 (the “first lien notes”) and $600 million in aggregate principal amount of 10.75%/11.50% senior secured second lien PIK toggle notes due 2017 (the “second lien notes”) in a private placement.

Interest on the second lien notes accrued as pay-in-kind interest through July 15, 2012.  Thereafter, interest on the second lien notes will be payable in cash, or, until January 16, 2016, we may elect to pay interest entirely in cash, entirely in pay-in-kind interest, or 50% in cash and 50% in pay-in-kind interest, provided we will pay all accrued pay-in-kind interest in cash on July 15, 2016. We paid the January 15, 2013 interest payment with cash.  The interest rate on the second lien notes is 10.75% for interest paid in cash, and 11.50% for interest we pay in the form of additional debt.

In February 2012, we completed an offering of an additional $240 million in aggregate principal amount of our 7.625% first lien notes due 2016.  The additional first lien notes were priced at 104.75% of par, for net proceeds to us, after deducting initial purchasers’ discounts and commissions, of approximately $247 million.  We used net proceeds from the offering, together with available cash, to repay $300 million of the outstanding borrowings under our senior credit facility.

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

In connection with our January 2011 financing transactions, we issued to each of the Members restated Member notes (the “restated Member notes”), each in the principal amount of $547 million, representing the principal and accrued but unpaid interest owed under each of the then existing Member notes. The maturity date under each of the restated Member notes was extended to January 15, 2018, and the stated interest rate remained the same. We recorded an additional discount of $409 million in the first quarter of 2011 related to the restated Member notes based on an estimated market rate of approximately 15%. The discount is being amortized as interest over the expected life of the notes using the effective interest method. The restated Member notes are subordinate to each of the first lien notes, the second lien notes and the revolving credit facility, and all interest thereunder will be payable solely in kind. The obligations under the restated Member notes are unsecured and are not guaranteed by any third party.

Off Balance Sheet Arrangements

We do not have any material off balance sheet arrangements.

Commitments and Contractual Obligations

Our contractual obligations include our outstanding debt obligations, certain operating and capital lease obligations, and purchase obligations for goods and services made in the normal course of business.

The following table summarizes our scheduled contractual obligations for the years ending December 31:

	2013	2014	2015	2016	2017	Thereafter
	(In thousands)
Long-term debt(1)	$—	$—	$—	$1,248,279	$600,000	$—
Long-term debt - related parties	—	—	—	—	—	1,171,722
Estimated interest payments on long-term debt (2)(3)(4)	163,443	163,443	163,086	119,603	32,250	218,527
Capital leases	1,031	728	—	—	—	—
Operating leases	1,292	1,000	927	541	—	—
Other obligations(5)	113,925	31,286	26,459	2,090	2,152	15,917
	$279,691	$196,457	$190,472	$1,370,513	$634,402	$1,406,166

(1)  Assumes the revolving credit facility remains undrawn through its term.

(2)  Assumes all interest on the second lien PIK toggle notes is paid in cash through the term of the note.

(3)  We had $10 million in restricted cash as of December 31, 2012, deposited in an interest escrow account designated for payment of interest on the first lien notes.

(4)  Projected interest payments are based on the current applicable interest rates as of December 31, 2012.

(5) Consists of entertainment obligations through certain termination periods, though we expect such agreements to continue beyond those periods, certain construction obligations and other purchase and contractual obligations.

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

Allowance for Doubtful Casino Accounts Receivable

We issue credit in the form of “markers” to approved casino customers following investigations of credit worthiness.  Marker play represents a significant portion of the table games volume at Aria. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts are similar to those used by most large corporations when dealing with overdue customer accounts, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States. At December 31, 2012, approximately 18% of our casino accounts receivable was owed by customers from the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be reached to satisfy judgments entered in the United States.

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

At December 31, 2012, a 100 basis-point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change net loss by less than $1 million.

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

Impairment of Long-lived Assets and Residential Real Estate

We evaluate our property and equipment as held and used and residential real estate for impairment as held for sale.  Several criteria must be met before a long-lived asset is classified as held for sale, including that management with the appropriate authority commits to a plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. Specifically, residential real estate must be considered as held and used while under development and held for sale when construction of the asset is substantially complete. For assets classified as held for sale, we recognize the asset at the lower of cost or fair value less costs to sell, as estimated based on comparable asset sales, offers received, or a discounted cash flow model.  We review assets to be held and used for impairment whenever indicators of impairment exist.  We then compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying amount of the asset.  If the undiscounted cash flows exceed the carrying amount, no impairment is indicated.  If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.  All recognized impairment losses, whether for assets to be held for sale or assets to be held and used, are recorded as operating expenses.

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

See “Results of Operations” for discussion of write-downs and impairments of long-lived assets recorded in 2012, 2011 and 2010.

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.  Our primary exposure to market risk is interest rate risk associated with our revolving credit facility, but only when we draw upon it. As we have not drawn on the revolving credit facility as of December 31, 2012, we have limited exposure to market rate risk.

Item 7A.                                                Quantitative and Qualitative Disclosures about Market Risk

We incorporate by reference the information appearing under “Market Risk” in Part II, Item 7 of this Annual Report on Form 10-K.

Item 8.                   Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes to Consolidated Financial Statements, including the Independent Registered Public Accounting Firm’s Report thereon, referred to in Item 15(a)(1) of this Annual Report on Form 10-K, are included at pages 45 to 68 of this Annual Report Form 10-K.

Item 9.                                                         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                                               Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures are effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a- 15(e) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting, referred to in Item 15(a)(1) of this Form 10-K, is included at page 44 of this Annual Report on Form 10-K.

Item 9B.                                                Other Information

None.

PART III

Item 10.                                                  Directors, Executive Officers and Corporate Governance

Information in this Item is incorporated by reference to the amendment to this Annual Report on Form 10-K to be filed with the Commission no later than 120 days following the end of the fiscal year ended December 31, 2012.

Item 11.                                                  Executive Compensation

Information in this Item is incorporated by reference to the amendment to this Annual Report on Form 10-K to be filed with the Commission no later than 120 days following the end of the fiscal year ended December 31, 2012.

Item 12.                                                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As reflected in the diagram of our organizational structure below, the Company is a holding company 50% owned by each Member.  The operating agreement between Infinity World and Project CC designates Project CC as the managing member, and as a result, Project CC has responsibility for the oversight and management of our day-to-day operations.  CityCenter Finance Corp. is a wholly owned subsidiary of the Company formed for the specific purpose of co-issuing the Company’s debt securities and, as of the date of this report, had no operations of its own and no material assets.

(1)         MGM Resorts Management Companies include CityCenter Facilities Management, LLC; Aria Resort Hotel & Casino, LLC; The Crystals at CityCenter Management LLC; Vdara Condo Hotel, LLC; and CityCenter Realty Corporation.

Item 13.                                                  Certain Relationships and Related Transactions, and Director Independence

Limited Liability Company Agreement

The Members amended and restated the Limited Liability Company Agreement of the Company on April 29, 2009 (as amended and restated, the ‘‘Operating Agreement’’). Pursuant to the Operating Agreement, each Member owns a fifty percent interest in the Company, and they are the only members of the Company. The Operating Agreement also provides that each Member and their respective affiliates can engage in business activities, and own interests, that compete with CityCenter. All equity capital contributions required under the Operating Agreement have been funded by the Members, and consequently, no further capital contributions are required by either Member, subject to MGM Resorts’ obligation to fund certain cost overruns in connection with the development and operation of CityCenter under the completion guarantee.

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

In addition to the fees discussed above, we reimburse MGM Resorts for all direct costs associated with its management activities under each of the operations management agreements, which costs primarily consist of employee compensation expenses. MGM Resorts is not reimbursed for corporate overhead or other allocations under these operations management agreements. We have also agreed to indemnify MGM Resorts against any and all third-party claims arising from our gross negligence, willful misconduct, or breach of the respective management agreement. We receive a similar indemnity from MGM Resorts. Additionally, the operations management agreements require MGM Resorts to provide centralized services to CityCenter comparable to those that are provided to other U.S. MGM Resorts’ properties, and these agreements also govern the ownership of customer data. See “Database Access Arrangement.’’

During the year ended December 31, 2012, we incurred $32 million in management fees and reimbursed an additional $355 million in costs in connection with the management agreements discussed above. As of December 31, 2012, we owed MGM Resorts $50 million for management services and reimbursable costs.

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

Todd English P.U.B.

We lease retail space in Crystals to OE Pub, LLC, a subsidiary of MGM Resorts International. We recorded $1 million of revenue related to this lease agreement during the year ended December 31, 2012.

Completion Guarantee

As of December 31, 2012, our remaining project costs were being funded pursuant to an unlimited completion and cost overrun guarantee (as restated as described below, the ‘‘completion guarantee’’) provided by MGM Resorts and secured by its interests in the assets of Circus Circus Las Vegas and certain adjacent undeveloped land.  As of December 31, 2012, we estimated remaining project costs of approximately $85 million, which includes estimated litigation costs related to the resolution of disputes with contractors as to the final CityCenter construction costs and reflects certain offsets to the amounts claimed by the contractors. We have reached settlement agreements with all but seven of the first-tier subcontractors. However, significant disputes remain with the general contractor and the remaining subcontractors.

In connection with our entrance into the prior senior credit facility in January 2011, MGM Resorts entered into a restated completion guarantee (as restated, the “completion guarantee”) that will support remaining construction payables from the construction of CityCenter. The terms of the amended completion guarantee require us to use $124 million of subsequent net residential sale proceeds to fund construction costs, or to reimburse MGM Resorts for construction costs previously expended.  Amounts reimbursable to MGM Resorts cannot be repaid until final resolution of the Perini lawsuit, and all construction liens related to construction work prior to January 1, 2011 have been discharged.  As of December 31, 2012, we had received net residential proceeds in excess of the $124 million and are holding $112 million in a condo proceeds account representing the remaining proceeds available to fund completion guarantee obligations or be reimbursed to MGM Resorts. In accordance with our bond indentures and revolving credit facility agreement, such amounts can only be used to fund construction lien obligations or to reimburse MGM Resorts once the Perini litigation is settled. The $112 million in condo proceeds is recorded within “Restricted cash” in the accompanying consolidated balance sheet.

As of December 31, 2012, MGM Resorts has funded $692 million under the completion guarantee.  We have recorded a payable to MGM Resorts of $73 million related to these amounts, which represents amounts expected to be reimbursed to MGM Resorts from residential proceeds.

Aircraft Agreement

We entered into an agreement with MGM Resorts whereby MGM Resorts provides us the use of its aircraft on a time sharing basis. We are charged a rate that is based on Federal Aviation Administration regulations, which provides for reimbursement for specific costs incurred by MGM Resorts without any profit or mark-up, which is less than we believe that we would pay an unrelated third party. During the year ended December 31, 2012 we reimbursed MGM Resorts $3 million for aircraft related expenses.

Member Notes

On October 31, 2008, we issued to each of the Members a Member note, each in the principal amount of $500 million. The Member notes bear interest at a rate of 3.42% compounding semiannually and mature on September 30, 2016. In connection with the entry into our prior senior credit facility in January 2011, we issued to each of the Members a restated Member note, each in the principal amount of approximately $547 million, representing the principal and accrued but unpaid interest owed under each of the Member notes. The maturity date under each of the restated Member notes was extended to January 15, 2018. Each restated Member note is subordinate to each of the existing first lien notes, the second lien notes and the revolving credit facility, will be subordinate to the notes offered hereby, and all interest thereunder is payable solely in kind. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Principal Debt Arrangements” for a further discussion of the terms of the Member Notes.

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

•                  Parking and Access Easement Agreement. Pursuant to this agreement, we granted an easement to the Veer Towers Unit Owners Association for access and parking of approximately 420 vehicles at Aria and the Sinatra Parking Structure by owners of condominium units at Veer and their guests and invitees. The Veer Towers Unit Owners Association granted an access easement to us. The Veer Towers Unit Owners Association is obligated to pay to us its pro rata share of the expenses of operating, maintaining and repairing the parking structures and an administrative fee up to 15%.

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

We also enter into various transactions with MGM Resorts and its wholly owned properties in the ordinary course of business, including providing services to customers of MGM Resorts for which we are reimbursed and vice versa. During the year ended December 31, 2012, we sold miscellaneous assets to wholly-owned subsidiaries of MGM Resorts, with a carrying value of approximately $3 million, for less than $1 million resulting in a loss of approximately $3 million.

Item 14.                                                  Principal Accounting Fees and Services

The following table sets forth fees paid to our auditors, Deloitte & Touche LLP, in 2012 and 2011 for audit and non-audit services:

	2012	2011
	(In thousands)
Audit fees	$792	$823
Audit-related fees	130	109
	$922	$932

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

Included in Part II of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
Consolidated Balance Sheets — December 31, 2012 and 2011
Consolidated Statements of Operations — Years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows — Years ended December 31, 2012, 2011 and 2010
Consolidated Statement of Members’ Equity— Years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedule.

Years ended December 31, 2012, 2011 and 2010
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

4.3

First Supplemental Indenture, dated as of February 17, 2012, among CityCenter Holdings, LLC, CityCenter Finance Corp., the guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent (3).

10.1	Second Amended and Restated Credit Agreement, dated as of March 29, 2012, among the Company, the lenders party thereto, and Bank of America, N.A., as administrative agent and L/C issuer (2).
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

10.15	Registration Rights Agreement, dated as of February 17, 2012, among CityCenter Holdings, LLC, CityCenter Finance Corp., the guarantors party thereto and the initial purchasers listed therein (3).
21.1	List of Subsidiaries (4).
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a - 14(a) and Rule 15d - 14(a).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d - 14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (5).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (5).

(1)               Previously filed with our Registration Statement on Form S-4 (File No. 333-177078) filed on September 29, 2011, and incorporated by reference herein.

(2)               Previously filed with our Registration Statement on Form S-4 (File No. 333-184090) filed on September 25, 2012, and incorporated by reference herein.

(3)               Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 23, 2012, and incorporated by reference herein.

(4)               Previously filed with our Registration Statement on Form S-4/A (File No. 333-177078) filed on November 18, 2011, and incorporated by reference herein.

(5)               Exhibits 32.1 and 32.2 shall not be deemed filed with the Securities and Exchange Commission, nor shall they be deemed incorporated by reference in any filing with the Securities and exchange Commission under the Securities Exchange Act of 1934 or the Securities Act of 1933, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

MANAGEMENT’S ANNUAL REPORT

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s Responsibilities

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Sections 13a-15(f) and 15d-15(f) of the Exchange Act) for CityCenter Holdings, LLC and subsidiaries (the “Company”).

Objective of Internal Control over Financial Reporting

In establishing adequate internal control over financial reporting, management has developed and maintained a system of internal control, policies and procedures designed to provide reasonable assurance that information contained in the accompanying consolidated financial statements and other information presented in this annual report is reliable, does not contain any untrue statement of a material fact or omit to state a material fact, and fairly presents in all material respects the financial condition, results of operations and cash flows of the Company as of and for the periods presented in this annual report.  These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate for all timely decisions regarding required disclosure. Significant elements of the Company’s internal control over financial reporting include, for example:

•                  Hiring skilled accounting personnel and training them appropriately;

•                  Written accounting policies;

•                  Written documentation of accounting systems and procedures;

•                  Segregation of incompatible duties;

•                  Internal audit function to monitor the effectiveness of the system of internal control;

•                  Oversight by an Audit Committee of the Board of Directors.

Management’s Evaluation

Management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s internal control over financial reporting using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its evaluation as of December 31, 2012, management believes that the Company’s internal control over financial reporting is effective in achieving the objectives described above.

Report of Independent Registered Public Accounting Firm

Under Section 404(c) of the Sarbanes Oxley Act of 2002, the Company is not required to obtain an audit of its Report on the Effectiveness of Internal Control over Financial Reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

CityCenter Holdings, LLC

We have audited the accompanying consolidated balance sheets of CityCenter Holdings, LLC and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the consolidated financial statement schedule of Valuation and Qualifying Accounts included in Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CityCenter Holdings, LLC and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
February 19, 2013

CITYCENTER HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2012	2011

ASSETS

Current assets
Cash and cash equivalents	$252,934	$171,547
Restricted cash	145,678	93,324
Accounts receivable, net	102,486	85,936
Inventories	22,057	21,681
Prepaid expenses and other current assets	23,696	20,652
Total current assets	546,851	393,140

Residential real estate	67,528	118,378

Property and equipment, net	8,362,758	8,744,605

Other assets
Intangible assets, net	25,440	26,756
Debt issuance costs, net	37,832	50,277
Residential mortgage notes receivable, net	41,282	48,643
Deposits and other assets, net	71,323	80,131
Total other assets	175,877	205,807
	$9,153,014	$9,461,930

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities
Accounts payable	$23,000	$24,067
Construction payable	66,209	36,689
Accrued interest on long-term debt	74,744	32,862
Current portion of long-term debt	—	31,166
Due to MGM Resorts International	123,415	159,150
Other accrued liabilities	163,964	91,936
Total current liabilities	451,332	375,870

Long-term debt	1,857,391	1,910,769
Long-term debt - related parties, net	654,856	563,505
Other long-term obligations	21,671	16,892

Commitments and contingencies (Note 12)

Members’ equity	6,167,764	6,594,894
	$9,153,014	$9,461,930

The accompanying notes are an integral part of these consolidated financial statements.

CITYCENTER HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Revenues
Casino	$406,117	$445,492	$351,326
Rooms	353,967	333,039	250,949
Food and beverage	269,453	264,550	241,127
Entertainment	47,566	53,290	58,439
Retail	71,855	65,149	48,900
Residential	138,929	24,425	490,293
Other	44,012	41,480	35,909
	1,331,899	1,227,425	1,476,943
Less: Promotional allowances	(142,045)	(145,564)	(144,880)
	1,189,854	1,081,861	1,332,063
Expenses
Casino	237,332	245,298	241,217
Rooms	108,052	94,122	73,414
Food and beverage	163,022	161,768	164,392
Entertainment	41,801	50,940	49,641
Retail	23,285	24,123	25,885
Residential	123,446	17,454	395,744
Other	26,224	27,164	24,335
General and administrative	260,096	248,888	288,739
Preopening and start-up expenses	1,312	—	6,202
Property transactions, net	74,347	53,595	614,160
Depreciation and amortization	370,856	370,141	319,179
	1,429,773	1,293,493	2,202,908

Operating loss	(239,919)	(211,632)	(870,845)

Non-operating income (expense)
Interest income	3,663	3,646	1,845
Interest expense, net	(266,026)	(267,836)	(240,731)
Loss on retirement of debt	(8,620)	(23,578)	—
Other, net	(66)	(2,774)	(5,459)
	(271,049)	(290,542)	(244,345)

Net loss	$(510,968)	$(502,174)	$(1,115,190)

The accompanying notes are an integral part of these consolidated financial statements.

CITYCENTER HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net loss	$(510,968)	$(502,174)	$(1,115,190)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	370,856	370,141	319,179
Non-cash rent expense	—	—	8,304
Amortization of debt discounts and issue costs	61,276	55,233	90,894
Pay-in-kind interest	80,516	104,697	63,762
Loss on retirement of long-term debt	8,620	23,578	—
Write-off of debt issuance costs	—	3,016	—
Property transactions, net	74,347	53,595	614,160
Provision for doubtful accounts	19,586	23,587	19,883
Change in fair value of interest rate cap	—	—	4,531
Change in current assets and liabilities:
Accounts receivable	(36,305)	(13,617)	(44,314)
Inventories	(376)	(1,094)	(4,733)
Prepaid expenses and other	(3,072)	(3,884)	34,236
Accounts payable and accrued liabilities	83,255	14,672	55,337
Change in residential real estate	118,347	(14,177)	176,650
Change in residential deposits	1,318	(2,108)	(308,856)
Change in residential mortgage notes receivable	5,358	12,460	(61,975)
Other	(313)	1,469	(3,405)
Net cash provided by (used in) operating activities	272,445	125,394	(151,537)

Cash flows from investing activities
Capital expenditures, net of construction payable	(54,880)	(78,725)	(453,652)
Increase in restricted cash	(135,815)	(159,188)	—
Payments of interest expense from restricted cash	83,494	66,003	—
Other	(800)	(740)	(230)
Net cash used in investing activities	(108,001)	(172,650)	(453,882)

Cash flows from financing activities
Net repayments under bank credit facilities — maturities of three months or less	(375,000)	(1,477,625)	—
Issuance of senior secured notes	251,400	1,500,000	—
Cash contributions from Members	46,800	165,496	335,500
Advances received under MGM Resorts International completion guarantee	—	—	250,000
Due to MGM Resorts International	1,303	14,122	16,054
Debt issuance costs	(7,560)	(62,476)	(3,331)
Other	—	844	(3,108)
Net cash provided by (used in) financing activities	(83,057)	140,361	595,115

Cash and cash equivalents
Net increase (decrease) for the period	81,387	93,105	(10,304)
Balance, beginning of period	171,547	78,442	88,746
Balance, end of period	$252,934	$171,547	$78,442

The accompanying notes are an integral part of these consolidated financial statements.

CITYCENTER HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

(In thousands)

Balance at January 1, 2010	$7,129,373

Cash contributions by Members	335,500
Amounts due to MGM Resorts International reclassified to equity (Notes 13 and 14)	158,624

Net loss	(1,115,190)

Balance at December 31, 2010	6,508,307

Cash contributions by Members	165,496
Discount on Members’ notes	409,046
Amounts due to MGM Resorts International reclassified to equity (Notes 13 and 14)	14,219

Net loss	(502,174)

Balance at December 31, 2011	6,594,894

Cash contributions by Members	46,800
Amounts due to MGM Resorts International reclassified to equity (Notes 13 and 14)	37,038

Net loss	(510,968)

Balance at December 31, 2012	$6,167,764

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

•                  The Veer Towers, 669 units in two towers consisting entirely of luxury residential condominium units; and

•                  The Crystals retail district with approximately 357,000 of currently leasable square feet of retail shops, dining, and entertainment venues.

Substantially all of the operations of CityCenter commenced in December 2009, and closing of sales of residential condominium units began in early 2010. In January 2009, the Company postponed the completion of the Harmon Hotel & Spa (“Harmon”), a planned 400-room non-gaming boutique hotel, and cancelled the development of the originally planned Harmon residential units. During the third quarter of 2010, the Company determined that it was unlikely that the Harmon would be completed using the building as it now stands.  See Note 12 for further discussion of the status of the Harmon.

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation.  The consolidated financial statements include the accounts of the Company and its subsidiaries.  The Company does not have a variable interest in any variable interest entities.   All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying audited consolidated financial statements contain all adjustments — which include only normal recurring adjustments — necessary to present fairly the Company’s financial position as of December 31, 2012 and 2011, and the results of its operations and cash flows for the years ended December 31, 2012, 2011 and 2010.  The results of operations for such periods are not necessarily indicative of the results to be expected in the future.

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

Fair value measurements. Fair value measurements affect the Company’s accounting for and impairment assessments of its long-lived assets, residential real-estate, residential mortgage notes, interest rate cap agreement, and intangible assets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: Level 1 inputs, such as quoted prices in an active market; Level 2 inputs, which are observable inputs for similar assets; or Level 3 inputs, which are unobservable inputs.

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

The Company valued its Member notes using a discounted cash flow analysis incorporating the contractual cash flows. The discount rate used in the analysis considered the creditworthiness of the Company and the seniority of the Member notes based on Level 3 inputs.  See Note 9 for further discussion.

The fair value of the Company’s interest rate cap, which terminated in March 2012, was measured using Level 2 inputs which consisted of an estimated trading value based on similar derivative instruments, a recovery rate assumption, and an adjustment for non-performance risk.

Cash and cash equivalents.  Cash and cash equivalents include investments and interest bearing instruments with maturities of three months or less at the date of acquisition.  Such investments are carried at cost, which approximates fair value.

Restricted cash.  Restricted cash includes amounts funded to the interest escrow account established in connection with the Company’s January 2011 financing transactions. These amounts are restricted for the purpose of funding scheduled interest payments for the benefit of the holders of the first lien notes and the lenders under the revolving credit facility as discussed in Note 9.  As of December 31, 2012, $10 million of the Restricted cash balance relates to amounts required to be used for payment of interest on the Company’s first lien notes. As of December 31, 2011, the entire balance of $93 million related to amounts required to be used for payment on the first lien notes and the prior credit facility.

As of December 31, 2012, restricted cash also includes $112 million in condo proceeds, contractually restricted to use for either payment on construction related liens or reimbursement to MGM Resorts under the completion guarantee (see Note 12) and $24 million of collateral proceeds (see Note 9).

Accounts receivable and credit risk.  The Company issues markers to approved casino customers following investigations of creditworthiness. At December 31, 2012, approximately 82% of the Company’s receivables were due from customers residing in foreign countries. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

Trade receivables, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their estimated realizable amount, which approximates fair value. The allowance is estimated based on a specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2012, no significant concentrations of credit risk existed.

Inventories.  Inventories consist primarily of food and beverage, retail merchandise and operating supplies, and are stated at the lower of cost or market.  Cost is determined primarily by the average cost method for food and beverage and operating supplies.  Cost for retail merchandise is determined using the cost method.

Residential mortgage notes receivable. Certain buyers of CityCenter’s residential units participated in the Company’s seller financing program, whereby the Company provided first mortgage financing. All mortgage notes are classified as held for sale and are reported at the lower of cost or fair value, determined based on management’s assessment of the market terms of the portfolio and its collectibility.  The evaluation of collectibility is based on several factors including past payment history, duration of the loan, creditworthiness, loan-to-value ratios, underlying collateral, and present economic conditions.  See Note 7 for additional information on residential mortgage notes receivable.

Interest income is recognized as earned over the terms of the mortgage loans based on the contractual interest rates.  The Company records interest income related to these mortgage notes in non-operating “Interest income” in its consolidated statement of operations.

Interest rate cap. Under the prior senior credit facility, the Company was required to enter into an interest rate cap agreement in order to manage interest rate risk.  Under the terms of the agreement, LIBOR was capped at 3.5% and the notional amount of debt was $900 million.  The interest rate cap terminated in March 2012.  The interest rate cap was an economic hedge and was recorded at its fair value in the consolidated balance sheets with gains or losses due to changes in fair value recorded in “Other, net” in the accompanying consolidated statements of operations.  The interest rate cap had a nominal fair value at December 31, 2011.

Project costs. The Company allocated project costs incurred to develop CityCenter using various allocation methods, including:

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

Project costs are stated at cost (which includes adjustments made upon the initial contribution by MGM Resorts) unless determined to be impaired, in which case the carrying value is reduced to estimated fair value. Project costs and the related construction payable may change materially as construction contracts are closed out and final invoices and payments are resolved.  As discussed in Note 14, the Company’s remaining project costs are being funded pursuant to an unlimited completion and cost overrun guarantee from MGM Resorts, which is secured by MGM Resorts’ interests in the assets of Circus Circus Las Vegas and certain adjacent undeveloped land. As of December 31, 2012, the Company estimated remaining project costs of approximately $85 million, which includes estimated litigation costs related to the resolution of disputes with contractors as to the final construction costs and reflects certain offsets to the amounts claimed by the contractors. The Company has reached settlement agreements with most of the construction subcontractors. However, significant disputes remain with the Company’s general contractor and certain subcontractors.  See Note 12.

Residential real estate.  Residential real estate represents capitalized costs of residential inventory, which consists entirely of completed condominium and condominium-hotel units available for sale less impairments previously recognized.  Costs include land, direct and indirect construction and development costs, and capitalized property taxes and interest.  The Company transferred net residential real estate assets to property and equipment, net that related to a portion of residential inventory placed into the rental program in 2011. See Note 4 for further discussion of residential real estate.

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

Capitalized interest.  The interest costs associated with development and construction projects are capitalized and included in the cost of the project. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period.

Impairment of long-lived assets and residential real estate. The Company evaluates its property and equipment for impairment as held and used and residential real estate for impairment as held for sale. Several criteria must be met before a long-lived asset is classified as held for sale, including that management with the appropriate authority commits to a plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. Specifically, residential real estate must be considered as held and used while under development and held for sale when construction of the asset is substantially complete. For assets classified as held for sale, the Company recognizes the asset at the lower of cost or fair value less costs to sell, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. The Company reviews assets to be held and used for impairment whenever indicators of impairment exist. It then compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying amount of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying amount, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.

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

Revenue recognition and promotional allowances. Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs (“casino front money”) and for chips in the customers’ possession (“casino outstanding chip liability”). Hotel, food and beverage, entertainment and other operating revenues are recognized as services are performed. Advance deposits on rooms and advance ticket sales are recorded as accrued liabilities until services are provided to the customer.

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

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Rooms	$26,017	$26,099	$32,245
Food and beverage	48,526	49,257	51,159
Other	10,240	10,387	10,952
	$84,783	$85,743	$94,356

Real estate sales — revenue recognition.  Revenue for residential sales is deferred until closing occurs, which is when title, possession and other attributes of ownership have been transferred to the buyer and the Company is not obligated to perform activities after the sale.  Additionally, the buyer’s initial and continuing investment must be adequate to demonstrate a commitment to pay, and the buyer’s receivable cannot be subject to future subordination.

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

Preopening and start-up expenses.  Costs incurred for one-time activities during the start-up phase of operations are accounted for as preopening and start-up costs. Preopening and start-up costs, including organizational costs, are expensed as incurred. During 2012, costs classified as preopening and start-up expense represent amounts associated with the opening of the Cirque du Soleil show Zarkana, which opened in November 2012.  During 2010, costs classified as preopening and start-up expenses include non-residential payroll, outside services, advertising, and other expenses not capitalized as project costs.

Advertising.  The Company expenses advertising costs the first time the advertising takes place.  Advertising expense is included in preopening and start-up expenses when related to the preopening and start-up period and in general and administrative expense when related to ongoing operations or residential selling expenses. Advertising expense was $20 million, $21 million and $28 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Property transactions, net.  The Company classifies transactions related to long-lived assets — such as write-downs and impairments, demolition costs, and normal gains and losses on the sale of fixed assets — within “Property transactions, net” in the accompanying consolidated statements of operations.  See Note 10 for details.

Income taxes.  The Company is treated as a partnership for federal income tax purposes.  Therefore, federal income taxes are the responsibility of the Members.  As a result, no provision for income taxes is reflected in the accompanying consolidated financial statements.

Recently Issued Accounting Standards. Certain amendments to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements,” became effective for the Company for fiscal years beginning after December 15, 2011. Such amendments included a consistent definition of fair value, enhanced disclosure requirements for Level 3 fair value adjustments and other changes to required disclosures.  The Company’s adoption of these amendments did not have a material effect on its financial statements.

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of December 31,
	2012	2011
	(In thousands)
Casino	$100,853	$84,740
Hotel	31,487	23,942
Other	9,997	8,339
	142,337	117,021
Allowance for doubtful accounts	(39,851)	(31,085)
	$102,486	$85,936

NOTE 4 — RESIDENTIAL REAL ESTATE

Residential real estate was $68 million and $118 million at December 31, 2012 and 2011, respectively. These amounts are net of costs of $68 million and $175 million, respectively, recorded in property and equipment, net related to a portion of the residential inventory placed into the rental program.  During the year ended December 31, 2011, the Company transferred $146 million of net residential real estate assets to property and equipment, net.  As part of the Veer bulk sale discussed below, $86 million of costs included in property and equipment, net related to a portion of the units sold that were previously included in the rental program.

In the fourth quarter of 2012, the Company completed a bulk sale of 427 of the remaining 438 units at Veer (the “Veer bulk sale”), with a carrying amount of $116 million, for $119 million in cash proceeds, with such amounts recorded to “Residential expense” and “Residential revenue,” respectively, in the consolidated statement of operations.  The sales agreement contains certain provisions, including providing the buyer with the right of first refusal on future residential sales through 2015 (with certain exceptions for currently contemplated agreements).

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

In 2012, primarily due to revised sales forecasts that extended the timing of sales within the absorption period, the Company performed an analysis on the fair value of its Mandarin Oriental residential inventory. As a result, the Company recorded an impairment charge of $36 million related to the Mandarin Oriental residential inventory in 2012, $17 million of which was allocated to units included in the rental program and recorded within property and equipment, net. The following table includes the key measurements of Level 3 inputs used in the Company’s discounted cash flow analysis used to determine the fair value of its Mandarin Oriental residential inventory in 2012:

Quantitative
Unobservable Inputs	Information
Discount rate	17%
Range of average sales price per unit (in thousands)	$1,294 - $1,470
Sales price growth rate	0% - 4%
Absorption period	2012 - 2017

As of December 31, 2012, Mandarin Oriental had 160 units remaining unsold.  In the event the Company does not meet sales forecasts additional impairment charges may be recognized, which could be material to the Company’s financial statements.

In 2011, the Company recorded residential impairment charges of $41 million and $11 million related to the carrying value of the Veer and Mandarin Oriental residential inventory, respectively.  The 2011 discounted cash flow analysis assumed a 3% to 5% annual growth rate in sale price beginning in 2013 through estimated sell out periods.  The Company used discount rates of 17%, which is based on what management believed a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flows, which were revised based on lower than anticipated sales.

Upon completion of its residential inventory, the Company recorded impairment charges in 2010 of $140 million and $191 million related to the residential inventories at Veer and Mandarin Oriental, respectively. The Company determined the fair value of the inventory using a discounted cash flow analysis based on then-current estimates of future cash flows.

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of December 31,
	2012	2011
	(In thousands)
Land	$1,794,003	$1,806,634
Building and improvements and land improvements	6,141,746	6,203,698
Furniture, fixtures and equipment	1,436,095	1,416,097
Construction in progress	16,539	9,961
	9,388,383	9,436,390
Less: Accumulated depreciation	(1,025,625)	(691,785)
	$8,362,758	$8,744,605

NOTE 6 — INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of December 31,
	2012	2011
	(In thousands)
Indefinite-lived:
Intellectual property	$4,867	$4,867
Finite-lived:
Aircraft time sharing agreement	24,000	24,000
Other intangible assets	578	578
	24,578	24,578
Less: Accumulated amortization	(4,005)	(2,689)
	$25,440	$26,756

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

The Company performs an annual review of its indefinite-lived intangible assets for impairment in the fourth quarter each year. The asset’s fair value is compared to its carrying value, and an impairment charge is recorded for any short-fall. Fair value is estimated using the relief-from-royalty method which discounts cash flows that would be required to obtain the use of the related intangible asset. Key inputs in the relief-from-royalty analysis include forecasted revenues related to the intangible asset, market royalty rates, discount rates, and terminal year growth rates.

The aircraft time sharing agreement intangible asset relates to an agreement between MGM Resorts and the Company whereby MGM Resorts provides the Company the use of MGM Resorts’ aircraft in its operations. The Company is charged a rate that is based on Federal Aviation Administration regulations, which provides for reimbursement for specific costs incurred by MGM Resorts without any profit or mark-up, which is less than the Company believes that it would pay an unrelated third party. Accordingly, the fair value of this agreement was recognized as an intangible asset, and is being amortized over the estimated useful life of the related aircraft, which is 20 years.

NOTE 7 — RESIDENTIAL MORTGAGE NOTES RECEIVABLE, NET

Residential mortgage notes receivable, net consisted of the following:

	As of December 31,
	2012	2011
	(In thousands)
Residential mortgage notes receivable	$49,943	$57,628
Valuation allowance	(7,817)	(8,113)
Residential mortgage notes receivable, net	42,126	49,515
Less: Current portion of residential mortgage notes receivable	(844)	(872)
	$41,282	$48,643

Certain buyers of the residential units participated in the Company’s seller financing program, whereby the Company provided first mortgage financing. All mortgage notes are classified as held for sale and are reported at the lower of cost or fair value, determined based on management’s assessment of the market terms of the portfolio and its collectibility. The evaluation of collectibility is based on several factors including past payment history, duration of the loan, creditworthiness, loan-to-value ratios, underlying collateral, and present economic conditions. Charges for the change in the valuation allowance related to the residential mortgage notes receivable are recorded within “Residential” operating expenses. For the year ended December 31, 2011, the Company recorded $8 million in expense related to the valuation of residential mortgage notes receivable. During 2012, the carrying value approximated fair value and no charges were recorded related to the valuation allowance of residential mortgage notes receivable.

The Company values its residential mortgage notes using a discounted cash flow analysis based on Level 3 inputs, including contractual cash flows and discount rates based on market indicators. Contractual cash flows relate to monthly principal and interest payments, less estimated loan loss reserves and servicing fees on these notes, which are anticipated to average approximately $8 million a year through the estimated life of the loans. The Company used a 7% discount rate, which is supported by the market average required rate of return by investors in mortgage backed loans. At December 31, 2012, the estimated fair value for these notes was $42 million. At December 31, 2011, the estimated fair value was $50 million. No changes in fair value measurement adjustments were recorded in earnings during the year ended December 31, 2012.

NOTE 8 — OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	As of December 31,
	2012	2011
	(In thousands)
Advance deposits and ticket sales	$23,794	$24,465
Casino outstanding chip liability	29,995	17,950
Casino front money deposits	32,441	20,914
Other gaming related accruals	7,848	6,214
Taxes, other than income taxes	13,823	11,168
Harmon demolition accrual	31,990	—
Other	24,073	11,225
	$163,964	$91,936

See Note 12 for discussion of the Harmon-related demolition accrual.

NOTE 9 — LONG-TERM DEBT

Long-term debt consisted of the following:

	As of December 31,
	2012	2011
	(In thousands)
Senior credit facility	$—	$375,000
7.625% senior secured first lien notes, due 2016	1,149,112	900,000
10.75%/11.50% senior secured second lien PIK toggle notes, due 2017	708,279	666,935
	1,857,391	1,941,935
Less: current portion of long-term debt	—	(31,166)
Total long-term debt, excluding loans from Members	1,857,391	1,910,769
Loans from Members, net of discounts of $516,866 and $569,046	654,856	563,505
	$2,512,247	$2,474,274

Interest expense, net consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Senior credit facility including pay-in-kind interest	$4,796	$42,858	$122,389
Senior secured notes including pay-in-kind interest	158,299	131,748	—
Member notes including discount amortization	91,352	78,477	97,626
Amortization of debt issuance costs and other	11,579	14,753	33,577
Interest capitalized	—	—	(12,861)
	$266,026	$267,836	$240,731

Senior credit facility. In March 2012, the Company amended and restated its senior credit facility pursuant to a second amended and restated credit agreement dated as of March 29, 2012 (the “revolving credit facility”), which provides for a $75 million revolving credit facility that matures on January 21, 2015. The total amounts outstanding under the prior senior credit facility were repaid in full. As of December 31, 2012, the Company had not drawn on the revolving credit facility and had $75 million in capacity available for borrowing.

The loans under the revolving credit facility will bear interest at a rate of, in the case of Eurodollar loans, the Eurodollar rate (as defined in the revolving credit facility) plus 5.00%, and, in the case of base rate loans, the base rate (as defined in the revolving credit facility) plus 4.00%. The Company also incurs a fee of 0.50% on any unused capacity, which is recorded in “Interest expense.”

The revolving credit facility is a general senior obligation of the Company and ranks equally with the Company’s other existing and future senior obligations, is fully and unconditionally guaranteed on a senior secured basis by the restricted subsidiaries of the Company, and is secured by a first-priority perfected lien on substantially all of the Company’s assets and the assets of its subsidiaries.

The revolving credit facility contains covenants that, among other things, restrict the Company’s ability to (i) incur additional indebtedness or liens, (ii) pay dividends or make distributions on its equity interests or repurchase its equity interests, (iii) make certain investments, (iv) enter into certain burdensome agreements limiting the ability of its subsidiaries to pay dividends or make other distributions to it, (v) sell certain assets or merge with or into other companies, and (vi) enter into certain transactions with its equity holders and affiliates. In addition, the revolving credit facility includes certain financial covenants that require the Company to maintain a minimum trailing annual EBITDA (as defined in the revolving credit facility) of: $185 million for each quarter beginning at March 31, 2013, increasing to $200 million at December 31, 2013; to $225 million at March 31, 2014; and to $250 million at September 30, 2014, and subsequent fiscal quarters. In addition, the revolving credit facility limits the Company’s capital expenditures to no more than $50 million per fiscal year (with unused amounts in any fiscal year rolling over to the next fiscal year, but not any fiscal year thereafter). Capital expenditures subject to the restriction exclude (i) amounts used to demolish the Harmon; (ii) amounts mandated by law for the repair of the Harmon; (iii) amounts paid by MGM Resorts under the MGM Resorts completion guarantee; or (iv) capital expenditures made using proceeds from the issuance of equity, as permitted by the agreement.

Senior secured notes. In January 2011, the Company issued $900 million in aggregate principal amount of 7.625% senior secured first lien notes due 2016 (the “first lien notes”) and $600 million in aggregate principal amount of 10.75%/11.50% senior secured second lien PIK toggle notes due 2017 (the “second lien notes”) in a private placement. Interest on the second lien notes accrued as pay-in-kind interest through July 15, 2012. Thereafter, interest on the second lien notes is payable in cash, or, until January 16, 2016, the Company may elect to pay interest entirely in cash, entirely in pay-in-kind interest, or 50% in cash and 50% in pay-in-kind interest, provided the Company will pay all accrued pay-in-kind interest in cash on July 15, 2016. The interest rate on the second lien notes is 10.75% for interest paid in cash, and 11.50% for interest the Company pays in the form of additional debt. The Company paid its January 15, 2013 interest payment with cash, which included the remaining $10 million in restricted cash designated for payment of interest on the first lien notes. The Company received net proceeds from the 2011 notes offering of $1.46 billion after initial purchasers’ discounts and commissions but before other offering expenses.

In February 2012, the Company completed an offering of $240 million in aggregate principal amount of additional 7.625% senior secured first lien notes due 2016, which priced at 104.75% of par, for net proceeds to the Company, after deducting initial purchasers’ discounts and commissions, of approximately $247 million. The Company used net proceeds from the offering, together with available cash, to repay $300 million of the outstanding borrowings under the prior senior credit facility.

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

The indentures governing the first lien notes and second lien notes each contain covenants that, among other things, restrict the Company’s ability to incur additional indebtedness or liens, pay dividends or make distributions on its equity interests or repurchase its equity interests, make certain investments, place restrictions on the ability of subsidiaries to pay dividends or make other distributions to the Company, sell certain assets or merge with or into other companies, and enter into certain transactions with its equity holders and affiliates. The Company is in compliance with all applicable covenants as of December 31, 2012.

Under the Company’s senior note indentures and revolving credit facility, the Company must reserve the proceeds from certain qualified asset sales, and use the total balance once it exceeds $25 million 1) on a pro rata basis, to retire outstanding borrowings under the revolving credit facility and to make an offer to purchase outstanding first lien notes at par, then 2) to use any remaining amounts to retire outstanding borrowings under the revolving credit facility, and then 3) to make an offer to purchase outstanding second lien notes at par. As a result of the Veer bulk sale that closed in the fourth quarter in 2012, and after fully utilizing the basket for condo proceeds provided by the Company’s senior note indentures, the Company had $24 million as of December 31, 2012 in a collateral proceeds account, which is recorded as “Restricted cash” in the accompanying consolidated balance sheets. The Company exceeded the $25 million threshold within the first quarter of 2013, and will use the full balance of the collateral proceeds account to make an offer to repurchase the first lien notes within the time period required by the indenture governing such notes. Since the Company does not have borrowings outstanding under the revolving credit facility, if funds remain following the offer to repurchase the first lien notes, it will then make an offer to use any remaining funds to repurchase outstanding second lien notes. However, as both series of notes are trading at premiums, and any offer to purchase would be at par, the Company does not anticipate that holders will tender in the tender offers. The Company is required to make an offer to purchase using these procedures following each successive instance of more than $25 million in cumulative specified asset sales.

Member notes. As of December 31, 2010, Member notes of $547 million (the “Member notes”), including accrued interest, were payable to each Member bearing interest at a rate of 3.42% compounding semi-annually, maturing in September 2016, and were subordinate to the senior credit facility. Due to the below market interest rate, interest was imputed on the Member notes at an estimated market rate of LIBOR plus 10%. At issuance in 2008, a discount in the amount of $352 million was recorded on the Member notes with the offset to Members’ equity based on the present value of expected cash flows. In connection with the entry into the restated senior credit facility in 2011, the Company issued to each of the Members restated Member notes (the “restated Member notes”), each in the principal amount of $547 million, representing the principal and accrued but unpaid interest currently owing under each of the Member notes. The maturity date under each of the restated Member notes was extended to January 15, 2018, and the stated interest rate remained the same. The Company recorded an additional discount of $409 million in the first quarter of 2011 related to the restated Member notes based on an estimated market rate of approximately 15%. The discount is being amortized as interest over the expected life of the notes using the effective interest method. The restated Member notes are subordinate to each of the first lien notes, the second lien notes and the revolving credit facility, and all interest thereunder will be payable solely in kind. The obligations under the restated Member notes are unsecured and are not guaranteed by any third party.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt, excluding Member notes, at December 31, 2012 was approximately $2.0 billion, compared to its book value of $1.8 billion and was determined using estimates based on recent trading prices, a Level I input. The carrying value of the restated Member notes approximates its fair value as of December 31, 2012, and was based on comparable discount rates.

Maturities of long-term debt. As of December 31, 2012, maturities of the Company’s long-term debt were as follows:

(In thousands)
For the twelve months ending December 31,
2013	$—
2014	—
2015	—
2016	1,248,279
2017	600,000
Thereafter	1,171,722
3,020,001
Debt premiums and discounts, net	(507,754)
$2,512,247

NOTE 10 — PROPERTY TRANSACTIONS, NET

Property transactions, net consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Impairment of residential real estate	$35,690	$51,742	$331,344
Harmon Hotel & Spa impairment	—	—	279,222
Harmon demolition accrual	31,990	—	—
Other, net	6,667	1,853	3,594
	$74,347	$53,595	$614,160

See Note 4 for discussion of impairment charges related to residential real estate. During the third quarter of 2010, the Company determined that it is unlikely that the Harmon would be completed using the building as it now stands. As a result, the Company recorded an impairment charge of $279 million related to the then existing Harmon related construction in progress assets.

The Company recognized an estimate of the costs to demolish the Harmon of $32 million in the year ended December 31, 2012, with such accrual recorded to “Other accrued liabilities.” See Note 12 for further discussion of the Harmon demolition accrual.

Property transactions, net for the years ended December 31, 2012, 2011 and 2010 also includes miscellaneous asset disposals in the normal course of business. See Note 15 for discussion of related party asset sales.

NOTE 11 — SEGMENT INFORMATION

The Company determines its segments based on the nature of the products and services provided. There are six operating segments: Aria, Vdara, Mandarin Oriental hotel, Crystals, Mandarin Oriental residential and Veer residential. Mandarin Oriental has both a hotel and a residential operating segment. The Company has aggregated residential operations into one reportable segment (“Residential”) given the similar economic characteristics and business of selling and leasing high-rise condominiums. All other operating segments are reported separately. The Company’s operating segments do not include the ongoing activity associated with closing out its construction costs and certain corporate administrative costs.

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

While items excluded from Adjusted EBITDA may be recurring in nature and should not be disregarded in evaluating the Company’s or its segments’ earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods because these items can vary significantly depending on specific underlying transactions or events that may not be comparable between the periods being presented. Also, the Company believes excluded items may not relate specifically to current operating trends or be indicative of future results. For example, preopening and start-up expenses were significantly higher in periods leading up to the opening of CityCenter. Write-downs and impairments includes normal recurring disposals and gains and losses on sales of assets related to specific assets within CityCenter, but also includes impairment charges which may not be comparable period over period.

The following table presents the Company’s net revenues by reportable segment:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Aria	$862,306	$894,721	$736,367
Vdara	86,916	75,364	41,160
Mandarin Oriental	48,452	41,034	30,216
Crystals	53,251	46,317	34,027
Residential	138,929	24,425	490,293
Net revenues	$1,189,854	$1,081,861	$1,332,063

The following table presents Adjusted EBITDA by reportable segment and reconciles consolidated Adjusted EBITDA to net loss:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Aria	$175,833	$195,645	$42,519
Vdara	21,505	17,829	(4,044)
Mandarin Oriental	508	(1,104)	(12,883)
Crystals	32,321	24,107	11,703
Residential	431	(8,050)	77,328
Reportable segment Adjusted EBITDA	230,598	228,427	114,623
Development and corporate administration	(24,002)	(16,323)	(45,927)
Adjusted EBITDA	206,596	212,104	68,696

Other operating income (expenses):
Preopening and start-up expense	(1,312)	—	(6,202)
Property transactions, net	(74,347)	(53,595)	(614,160)
Depreciation and amortization	(370,856)	(370,141)	(319,179)
Operating loss	(239,919)	(211,632)	(870,845)

Non-operating expense:
Interest income	3,663	3,646	1,845
Interest expense, net	(266,026)	(267,836)	(240,731)
Loss on extinguishment of debt	(8,620)	(23,578)	—
Other, net	(66)	(2,774)	(5,459)
	(271,049)	(290,542)	(244,345)
Net loss	$(510,968)	$(502,174)	$(1,115,190)

The following table presents the Company’s total assets by reportable segment:

	As of December 31,
	2012	2011
	(In thousands)
Aria	$6,548,331	$6,656,120
Vdara	819,955	852,148
Mandarin Oriental	404,462	422,957
Crystals	934,969	953,259
Residential	182,029	348,278
Reportable segment total assets	8,889,746	9,232,762
Development and corporate administration	263,268	229,168
Total assets	$9,153,014	$9,461,930

The following table presents the Company’s capital expenditures by reportable segment:

	Year Ended December 31,
	2012	2011	2010
		(In thousands)
Aria	$27,654	$9,616	$—
Vdara	253	45	—
Mandarin Oriental	160	3	—
Crystals	1,003	123	—
Residential	140	653	—
Reportable segment capital expenditures	29,210	10,440	—
Development and corporate administration, net of change in construction payable	25,670	68,285	453,652
Capital expenditures	$54,880	$78,725	$453,652

Capital expenditures related to the project budget are included in “development and corporate administration, net of change in construction payable.” See Note 2 for discussion of project costs and allocation methodologies. Ongoing capital expenditures not related to the project budget are included within the relevant segments.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Construction litigation.  In March 2010, Perini Building Company, Inc. (“Perini”), general contractor for CityCenter, filed a lawsuit in the Eighth Judicial District Court for Clark County, State of Nevada, against MGM MIRAGE Design Group (a wholly owned subsidiary of MGM Resorts which subsidiary was the original party to the Perini construction agreement) and certain direct or indirect subsidiaries of the Company. Perini asserted that CityCenter was substantially completed, but the defendants failed to pay Perini approximately $490 million allegedly due and owing under the construction agreement for labor, equipment and materials expended on CityCenter. The complaint further charged the defendants with failure to provide timely and complete design documents, late delivery to Perini of design changes, mismanagement of the change order process, obstruction of Perini’s ability to complete the Harmon component, and fraudulent inducement of Perini to compromise significant amounts due for its general conditions. The complaint advanced claims for breach of contract, breach of the implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, unjust enrichment and promissory estoppel, and fraud and intentional misrepresentation. Perini seeks compensatory damages, punitive damages, attorneys’ fees and costs.

In April 2010, Perini served an amended complaint in this case which joined as defendants many owners of CityCenter residential condominium units (the “Condo Owner Defendants”), added a count for foreclosure of Perini’s recorded master mechanic’s lien against the CityCenter property in the amount of approximately $491 million, and asserted the priority of this mechanic’s lien over the interests of the Company, the Condo Owner Defendants and the Company’s lenders in the CityCenter property.

The Company and the other defendants dispute Perini’s allegations, and contend that the defendants are entitled to substantial amounts from Perini, including offsets against amounts claimed to be owed to Perini and its subcontractors and damages based on breach of their contractual and other duties to the Company, duplicative payment requests, non-conforming work, lack of proof of alleged work performance, defective work related to the Harmon, property damage and Perini’s failure to perform its obligations to pay certain subcontractors and to prevent filing of liens against CityCenter.  Parallel to the court litigation, the Company conducted an extra-judicial program for settlement of CityCenter subcontractor claims.  The Company has resolved the claims of 215 first-tier Perini subcontractors (including the claims of any lower-tier subcontractors that might have claims through those first-tier subcontractors), with only seven remaining for further proceedings along with trial of Perini’s claims and the Company’s Harmon-related counterclaim and other claims by the Company against Perini and its parent guarantor, Tutor Perini.  Three of the remaining subcontractors are implicated in the defective work at the Harmon.  In August 2012, Perini recorded an amended notice of lien reducing its lien to approximately $191 million.

Perini made a motion for partial summary judgment as to the validity and enforceability of its mechanic’s lien.  After hearing on the motion, on July 9, 2012 the court granted Perini’s motion.  The court ruled that Perini’s notice of lien and the amended notices of lien recorded constitute a valid and enforceable mechanic’s lien “subject to at some point a determination of the amount of the lien and whether the lien is frivolous, overstated, or an appropriate setoff is due as a result of the counterclaims that the Company has made in this litigation.”

In late 2011, the Company filed a motion with the district court seeking permission to demolish the Harmon and to set a timetable for completion of all testing prior to the building’s demolition based on a retained structural engineer’s July 2011 conclusion that “[i]n a code-level earthquake, using either the permitted or current code specified loads, it is likely that critical structural members in the tower will fail and become incapable of supporting gravity loads, leading to a partial or complete collapse of the tower,” and in light thereof, the Clark County Building Division’s demand for a plan of action to abate the potential for structural collapse of the Harmon in the event of a code-level earthquake.

Following an evidentiary hearing that spanned several days in March and July 2012, on July 19, 2012 the court ruled that an adequate opportunity for investigation and observation of the Harmon had occurred and granted the Company’s motion to demolish the Harmon subject to delivery of a jury instruction at trial that such demolition was the Company’s business decision and not itself evidence of any construction defect or safety issue at the Harmon.  The Company presented live testimony at the hearing from its structural engineering experts on pervasive defects in the Harmon, as well as, at the court’s express request, a statistician on the use of extrapolation to make conclusions about defects at untested sites in the building based on demonstrated defects at tested sites.

On July 27, 2012, the court ruled that at the Harmon trial the Company’s structural engineer would not be permitted to present his findings and conclusions about defects and needed repairs at untested sites in the Harmon building based on his extrapolation from extensive data and analysis at tested sites, which comprised 27% of the Harmon’s most critical structural elements.  Among other grounds, the court opined that the engineer should have used a random number generator to select test sites.  Furthermore, the court refused to accept that the extensive testing and analysis conducted was a sufficient basis for extrapolation he performed.  On October 25, 2012 the Company filed with the Nevada Supreme Court an emergency petition for writ of mandamus contesting the district court’s ruling.  The Nevada Supreme Court accepted the petition on October 29, 2012 and set a briefing schedule regarding same.

By order entered October 29, 2012, the district court revoked the previously granted permission to demolish the Harmon and granted in part the Company’s motion for permission to conduct additional testing at the Harmon designed to address the court’s extrapolation evidentiary ruling.  However, the order was expressly subject to several conditions concerning the manner in which the remainder of the case proceedings would be conducted, including severance of the trial relating to lien claims of Perini and the remaining contractors from trial of the Harmon counterclaims.  The district court granted a temporary 30-day stay of case proceedings (except for discovery relating to percipient non-expert witnesses) to allow the Nevada Supreme Court to decide the extrapolation evidentiary issue.

The court set a trial date of June 24, 2013.  Under the October 29, 2012 order, all claims and defenses related to any construction defects at the Harmon were to be severed from the trial scheduled to commence on June 24, 2013, and the date for trial of the Harmon construction defects would be determined at a later unspecified date.

On November 30, 2012 the Nevada Supreme Court denied the Company’s motion to extend the district court’s 30-day stay of the latter’s October 29, 2012 order on the basis that the stay extension request was not ripe for appellate consideration unless the Company confirmed its election to conduct or not to conduct additional Harmon testing (thus triggering certain conditions in the October 29 order) and the district court denied extension of the stay.  In light of this appellate ruling, the Company filed in the district court its notice of election to proceed with additional Harmon testing.  The district court’s December 3, 2012 Case Management Order No. 8, among other procedural protocols, established a timetable and procedures for new Harmon destructive testing that the Company would need to perform if the appellate court does not grant the writ; and set trial dates of June 24, 2013 for all lien claims and January 6, 2014 for Harmon defect claims. The district court’s subsequent Case Management Order No. 9 affirmed these trial dates.  The district court later granted the Company’s request to renew the partial stay until and including February 8, 2013, to allow the appellate court to receive full briefing and decide the Company’s writ petition on an emergency basis.  The court stayed all expert discovery but allowed percipient witness and other discovery to continue.

In December 2012 and January 2013 Perini performed additional court-approved video and photographic documentation of the Harmon’s physical structure.

By order entered January 7, 2013 the district court denied the Company’s partial motion to dismiss and to strike portions of Perini’s second amended complaint which, among other things, added claims against the CityCenter defendants of breach of contract — alleging that the Company’s Owner Controlled Insurance Program (“OCIP”) failed to provide adequate project insurance for Perini with broad coverages and high limits, and tortious breach of the implied covenant of good faith and fair dealing — alleging improper administration by the Company of the OCIP and Builders Risk insurance programs.

At a February 1, 2013 conference the district court vacated the June 24, 2013 trial date for lien claims and extended until an unspecified date the partial stay of certain portions of the case, including stay of all expert discovery, in order to permit the Nevada Supreme Court to decide the Company’s writ challenging the district court’s extrapolation evidence ruling.  The stay extension does not apply to percipient witness discovery, which continues.

The Company applied to the Nevada Supreme Court on February 6, 2013 for immediate oral argument and expedited decision on the merits of the writ regarding extrapolation evidence.

The Company and the other defendants will continue to vigorously assert and protect their interests in the Perini lawsuit. The Company believes that a loss with respect to Perini’s punitive damages claim is neither probable nor reasonably possible.

Harmon.  In response to a request by the Clark County Building Division (the “Building Division”), the Company engaged an engineer to conduct an analysis as to the structural stability of the Harmon under building-code-specified load combinations.  On July 11, 2011, that engineer submitted the results of his analysis of the Harmon tower and podium in its current as-built condition.  The engineer opined, among other things, that “[i]n a code-level earthquake, using either the permitted or current code specified loads, it is likely that critical structural members in the tower will fail and become incapable of supporting gravity loads, leading to a partial or complete collapse of the tower.  There is missing or misplaced reinforcing steel in columns, beams, shear walls, and transfer walls throughout the structure of the tower below the twenty-first floor.”  Based on this engineering opinion, the Building Division requested a plan of action from the Company. The Company informed the Building Division it decided to abate the potential for structural collapse of the Harmon in the event of a code-level earthquake by demolishing the building, and enclosed a plan of action for demolition by implosion prepared by LVI Environmental Services of Nevada, Inc. (“LVI”).  The Company also advised that prior to undertaking the demolition plan of action, it would seek relief from a standing order of the district court judge presiding over the Perini litigation that prohibits alteration or destruction of the building without court approval.  In addition, the Company provided the Building Division with the foundational data for the engineering conclusions stated in the July 11, 2011 letter declaring the Harmon’s structural instability in the event of a code-level earthquake.  On November 22, 2011, the Building Division required that the Company submit a plan to abate the code deficiencies discovered in the Harmon tower.

In December 2011, the Company resubmitted to the Building Division the plan of abatement action prepared by LVI which was first submitted on August 15, 2011, and met with the Building Division about the requirements necessary to obtain demolition permits and approvals.  As discussed above, the timing of the demolition of the Harmon is subject to rulings in the Perini litigation.

The Company’s revolving credit facility provides that certain demolition or repair expenses may be funded only from (i) Member contributions designated for demolition of the Harmon, (ii) the proceeds of certain specified extraordinary receipts (which include any proceeds from the Perini litigation) or (iii) cash or cash equivalents in an amount not to exceed $30 million in the aggregate. Based on current estimates, which are subject to change, the Company believes the demolition of the Harmon would cost approximately $32 million. The Company accrued such estimated demolition costs during the third quarter of 2012.

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

Sales and use tax on complimentary meals.  In March 2008, the Nevada Supreme Court ruled, in a case involving another gaming company, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees were exempt from use tax. The Company is claiming the exemption on sales and use tax returns in light of this Nevada Supreme Court decision and has not accrued or paid any sales or use tax for those periods.  In February 2012, the Nevada Department of Taxation asserted that customer complimentary meals and employee meals are subject to sales tax on a prospective basis commencing February 15, 2012.  In July 2012, the Nevada Department of Taxation announced that sales taxes applicable to such meals are due and payable without penalty or interest at the earlier of certain regulatory, judicial or legislative events or June 30, 2013.  The Nevada Department of Taxation’s position stems from a Nevada Tax Commission decision concerning another gaming company which states that complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. The other gaming company filed in Clark County District Court a petition for judicial review of the Nevada Tax Commission decision.  The District Court recently issued a ruling in such case holding that complementary meals provided to customers were subject to sales tax, while meals provided to employees were not subject to sales tax. The Company anticipates that this decision will be appealed to the Nevada Supreme Court.  The Company continues to disagree with the Nevada Department of Taxation assertions.  Based on an analysis of the facts and circumstances as of the date of these financial statements, the Company does not believe it is probable it will incur a liability with respect to such assertions.  Any reasonably possible range of loss would not be material to the Company’s financial statements as of December 31, 2012.

Other commitments.  The Company entered into an agreement with a service provider for the initial and ongoing leasing of Crystals.  Under the terms of the agreement, the Company was required to pay an annual service fee of approximately $2 million in 2011, increasing 3% each year through the initial term of the agreement, which expires in 2019.  In addition to the service fee, the Company will be required to pay approximately $11 million at the termination of the agreement in 2019, which is being recorded ratably over the contract term.  As of December 31, 2012, the Company recorded $6 million related to such amount within “Other long-term obligations” in the consolidated balance sheet. Additional fees may be incurred if the service provider exercises its option to renew the agreement in 2019.

Leases where the Company is a lessee.  The Company is party to various leases for real estate and equipment under operating lease arrangements.

At December 31, 2012, the Company is obligated under non-cancelable leases to make future minimum lease payments as follows:

	Operating Leases	Capital Leases
	(In thousands)
2013	$1,292	$1,031
2014	1,000	728
2015	927	—
2016	541	—
2017	—	—
Thereafter	—	—
Total minimum lease payments	$3,760	1,759
Less: Amounts representing interest		(133)
Total obligations under capital leases		1,626
Less: Amounts due within one year		(926)
Amounts due after one year		$700

Leases where the Company is a lessor.  The Company enters into operating leases related to retail, dining and entertainment venues primarily at Crystals. Through December 31, 2012, the Company had executed 54 such leases. Tenants are primarily responsible for tenant improvements, though the Company provides construction allowances to certain lessees. Leases include base rent, common area maintenance charges and, in some cases, percentage rent.

Expected future minimum lease payments for leases in place as of December 31, 2012 are as follows:

(In thousands)
For the year ending December 31,
2013	$28,825
2014	35,379
2015	38,291
2016	39,311
2017	39,936
Thereafter	87,030
$268,772

Contingent rentals at Crystals included in income were $11 million, $11 million and $8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Residential leases.  In October of 2010, the Company began a program to lease a portion of unsold residential condominium units at Veer and Mandarin Oriental with minimum lease terms of one year.  For the years ended December 31, 2012, 2011 and 2010 revenue from the real estate leasing program was $10 million, $7 million and less than $1 million, respectively, and was recorded within “Residential” revenue.

NOTE 13 — SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$83,957	$78,609	$81,302

Non-cash investing and financing activities:
Reclassification of residential real estate to property and equipment, net	$—	$189,392	$32,592
Reclassification of property and equipment, net to residential real estate	86,382	43,600	36,559
Construction related insurance proceeds receivable	—	—	25,000
Discount on Member notes	—	409,046	—
Non-cash interest on loans from Members	—	—	5,572
Pay-in-kind interest accrued on loans from Members	39,172	37,762	34,648
Pay-in-kind interest accrued under the senior credit facility	—	—	29,114
Pay-in-kind interest accrued on the $600 million 10.75%/11.50% senior secured second lien PIK toggle notes, due 2017	41,344	66,935	—
Non-cash capital contributions	—	—	32,500
Reclassification of receipts related to MGM Resorts International completion guarantee(1)	37,038	14,219	126,124

(1) Represents amounts reclassified to equity related to condominium proceeds received and expected to be used for construction project costs.  See Note 14.

NOTE 14 — MEMBER FINANCING AND DISTRIBUTION COMMITMENTS

In connection with the restated senior credit facility and notes offering in January 2011, the Members each made equity contributions of approximately $37 million. In addition, MGM Resorts entered into a restated completion guarantee (as restated, the “completion guarantee”) that will support remaining construction payables from the construction of CityCenter. The terms of the amended completion guarantee require the Company to use $124 million of subsequent net residential sale proceeds to fund construction costs, or to reimburse MGM Resorts for construction costs previously expended.  Amounts reimbursable to MGM Resorts cannot be repaid until final resolution of the Perini lawsuit, and all construction liens related to construction work prior to January 1, 2011 have been discharged.  As of December 31, 2012, the Company had received net residential proceeds in excess of the $124 million and is holding $112 million in a condo proceeds account representing the remaining proceeds available to fund completion guarantee obligations or be reimbursed to MGM Resorts. In accordance with the Company’s bond indentures and revolving credit facility agreement, such amounts can only be used to fund construction lien obligations or to reimburse MGM Resorts once the Perini litigation is settled. The $112 million in condo proceeds is recorded within “Restricted cash” in the accompanying consolidated balance sheet.  See Note 12 for further discussion of the Perini lawsuit.

As of December 31, 2012, MGM Resorts has funded $692 million under the completion guarantee.  The Company has recorded a payable to MGM Resorts of $73 million related to these amounts, which represents amounts expected to be reimbursed to MGM Resorts from residential proceeds.

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

Operations management agreements. The Company and MGM Resorts entered into the following agreements to provide for the ongoing operations of CityCenter:

•                  Hotel and Casino Operations and Hotel Assets Management Agreement — Pursuant to this agreement, MGM Resorts manages the operations of Aria and oversees the Mandarin Oriental component of CityCenter, which is managed by a third party. The Company pays MGM Resorts a fee equal to 2% of Aria’s revenue plus 5% of Aria’s EBITDA (as defined in the agreement) for services under this agreement.

•                  Vdara Condo-Hotel Operations Management Agreement — Pursuant to this agreement, MGM Resorts manages the ongoing operations of Vdara Condo-Hotel. The Company pays MGM Resorts a fee equal to 2% of Vdara’s revenue and 5% of Vdara’s EBITDA (as defined in the agreement) for services under this agreement.

•                  Retail Management Agreement — Pursuant to this agreement, the Company pays MGM Resorts an annual fee of $3 million to manage the operations of the Crystals retail and entertainment district. This fee will be adjusted every five years based on the consumer price index.

During the years ended December 31, 2012, 2011 and 2010, the Company incurred $32 million, $33 million and $20 million, respectively, related to the management fees discussed above.  In addition, the Company reimburses MGM Resorts for direct costs, primarily employee compensation, associated with its management activities. Corporate overhead or other allocations are not reimbursed to MGM Resorts under the management agreements. During the years ended December 31, 2012, 2011 and 2010, the Company incurred $355 million, $346 million and $354 million, respectively, for reimbursed costs of management services provided by MGM Resorts. As of December 31, 2012 and 2011, the Company owed MGM Resorts $50 million and $49 million, respectively, for management services and reimbursable costs.

Aircraft agreement.  The Company has an agreement with MGM Resorts whereby MGM Resorts provides the Company the use of its aircraft on a time sharing basis.  The Company is charged a rate that is based on Federal Aviation Administration regulations, which provides for reimbursement for specific costs incurred by MGM Resorts without any profit or mark-up, which is less than the Company believes that it would pay an unrelated third party.  The Company reimbursed MGM Resorts $3 million, $3 million and $4 million for aircraft related expenses in the years ended December 31, 2012, 2011 and 2010, respectively.

Other.  The Company leases retail space in Crystals to OE Pub, LLC, a subsidiary of MGM Resorts, which owns and operates Todd English P.U.B. The Company recorded $1 million of revenue related to the lease agreement in each of the years ended December 31, 2012, 2011 and 2010.

During the year ended December 31, 2012 the Company sold miscellaneous assets to subsidiaries of MGM Resorts, with a carrying value of approximately $3 million, for less than $1 million, resulting in a loss of approximately $3 million recorded to “Property transactions, net.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CityCenter Holdings, LLC

By:	/s/ ROBERT H. BALDWIN
Robert H. Baldwin
Principal Executive Officer and Director

Dated:	March 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ ROBERT H. BALDWIN	Principal Executive Officer and Director	March 14, 2013
Robert H. Baldwin

/S/ CHRISTOPHER NORDLING	Principal Financial Officer and Principal Accounting Officer	March 14, 2013
Christopher Nordling

/S/ JAMES J. MURREN	Chairman of the Board of Directors	March 14, 2013
James J. Murren

/S/ COREY I. SANDERS	Director	March 14, 2013
Corey I. Sanders

/S/ WILLIAM W. GROUNDS	Director	March 14, 2013
William W. Grounds

/S/ CHRIS O’DONNELL	Director	March 14, 2013
Chris O’Donnell

/S/ HAMAD BUAMIM	Director	March 14, 2013
Hamad Buamim

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual reports or proxy materials have been, or will be, sent to security holders.

CITYCENTER HOLDINGS, LLC

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Provision for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at End of Period
	(In thousands)
Allowance for doubtful accounts:
Year Ended December 31, 2012	$31,085	$19,995	$(11,229)	$39,851
Year Ended December 31, 2011	19,034	23,587	(11,536)	31,085
Year Ended December 31, 2010	2,156	19,883	(3,005)	19,034