Form 10-K/A
period 2012-12-31
CityCenter Holdings, LLC
filed 2013-04-30
CIK 1531271

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 14, 2013 (the “Original 10-K”). This Amendment is filed solely for the purpose of including information required by, and amending and restating in their entirety, Items 10 and 11 of Part III of the Original 10-K . In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company is including with this Amendment certain currently-dated certifications.

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

We do not have employees. Instead, we have entered into several agreements with MGM Resorts (the “management agreements”) pursuant to which MGM Resorts assigns certain of its employees to CityCenter to provide for its day-to-day operation and management.

The following table sets forth the name, age and position, as of April 30, 2013, of individuals who are our current directors and those individuals who have policy-making authority with respect to our operations.

Name	Age	Principal Position
James J. Murren	51	Chairman of the Board of Directors of CityCenter; Chairman of the Board of Directors and Chief Executive Officer of MGM Resorts International
Robert H. Baldwin	62	Director, President and Chief Executive Officer of CityCenter
Corey I. Sanders	49	Director; Chief Operating Officer of MGM Resorts International
Hamad Buamim	39	Director
William W. Grounds	57	Director
Chris O’Donnell	56	Director
Christopher Nordling	52	Executive Vice President and Chief Financial Officer of CityCenter
William Boasberg	42	Senior Vice President and Chief Financial Officer of Aria
William J. Hornbuckle	55	President and Chief Marketing Officer of MGM Resorts International

James J. Murren has served as a member of our Board of Directors since August 2007 and as Chairman of our Board of Directors since January 2009. Mr. Murren also serves as the Chairman and Chief Executive Officer of MGM Resorts International and has served in such capacities since December 2008. He previously served as President of MGM Resorts International from December 1999 to December 2012 and as Chief Operating Officer of MGM Resorts International from August 2007 to December 2008. Prior to that, Mr. Murren was the Chief Financial Officer and Treasurer of MGM Resorts International for more than five years and has been with MGM Resorts International for more than ten years. He first became a director of MGM Resorts International in 1998. Before joining MGM Resorts International, Mr. Murren was the Managing Director and Co-Director of Research for Deutsche Morgan Grenfell and Director of Research and Managing Director for Deutsche Bank. Mr. Murren is the co-founder, current director and board committee member of the Nevada Cancer Institute, a non-profit organization providing cancer research and care, and is a director of the American Gaming Association.  Mr. Murren served as a director of Delta Petroleum Corporation from February 2008 to November 2011.

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

Corey I. Sanders has served as a member of our Board of Directors since December 2012.  Mr. Sanders is also the Chief Operating Officer of MGM Resorts International since September 2010. He served as Chief Operating Officer for MGM Resorts International’s Core Brand and Regional Properties from August 2009 to September 2010, as Executive Vice President—Operations for MGM Resorts International from August 2007 to August 2009, as Executive Vice President and Chief Financial Officer for MGM Grand Resorts from April 2005 to August 2007 and as Executive Vice President and Chief Financial Officer for MGM Grand from August 1997 to April 2005.

Hamad Buamim has served as a member of the CityCenter Board of Directors since May 2011. He serves as a Director of Infinity World Investments LLC, Infinity World Cayman Investments Corporation, Infinity World (Cayman) Holding, and Infinity World Holding, Ltd. Mr. Buamim has been the Director General of Dubai Chamber of Commerce & Industry since November 2006. He has also served as a Member of the Board of Directors of Dubai World since December 2010, a Member of the Board of Directors of the Central Bank of the United Arab Emirates since September 2012, and Chairman of National General Insurance since March 2011. Previously, Mr. Buamim served as a Member of the Board of Directors of Emirates NBD Bank from July 2007 to June 2011.

William W. Grounds has served as a director and as President and Chief Operating Officer of Infinity World Development Corp since November 2009, and has served as a member of the CityCenter Board of Directors since December 2009. He has served as a member of the board of directors of MGM Resorts International since February 2013.  Mr. Grounds commenced his role with Infinity World in April 2008 and is based in Las Vegas. Before joining Infinity World, Mr. Grounds held senior executive positions with a number of firms, including with Investa Property Group Ltd., a private equity real estate funds management firm, from April 2002 to May 2007, MFS Ltd. from June 2007 to March 2008, and Lend Lease Corporation, a real estate development and construction firm, where he was also a board member of Lend Lease Property Services Pty Ltd. Mr. Grounds is also currently a board member of Grand Avenue L.A. LLC, a mixed use development joint venture with The Related Companies.

Chris O’Donnell has served as a member of the CityCenter Board of Directors since August 2007. Mr. O’Donnell was appointed Group Director-Real Estate for Al Futtaim Group Real Estate LLC in August 2012. Mr. O’Donnell is the President and Chief Executive Officer of Infinity World Investments LLC, and was the Chief Executive Officer of Nakheel PJSC, an entity that specializes in the development of both commercial and residential real estate, until the expiration of his contract in June 2011. Mr. O’Donnell continues to serve as a member of the Board of Directors of Infinity World Investments LLC, Infinity World Cayman Investments Corporation, Infinity World (Cayman) Holding, and Infinity World Holding Ltd. He also served as a member of the Board of Directors of Kerzner International Holdings Limited from April 2008 to May 2010 and Kerzner Istithmar Holding Company Limited from March 2008 to May 2010 (Atlantis—The Palm). Prior to joining Nakheel PJSC in 2006, Mr. O’Donnell spent five years as the Managing Director at Investa Property Group in Australia, and has held other senior executive positions with prominent Australian organizations.

Christopher Nordling has served as our Executive Vice President and Chief Financial Officer since September 2007. Mr. Nordling has also served as Executive Vice President of Operations of MGM Resorts International since December 2011. Mr. Nordling previously served as the Executive Vice President and Chief Financial Officer of Mirage Resorts from 2005 to 2007. Prior to that, Mr. Nordling served as the Executive Vice President and Chief Financial Officer of Bellagio from 2000 to 2005. He was the Senior Vice President of Finance of The Mirage from February 1997 to November 2000.

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

William J. Hornbuckle has served as Chief Marketing Officer of MGM Resorts since August 2009 and as President since 2012. He served as President and Chief Operating Officer of Mandalay Bay Resort & Casino from April 2005 to August 2009. He served as President and Chief Operating Officer of MGM MIRAGE—Europe from July 2001 to April 2005. He served as President and Chief Operating Officer of MGM Grand Las Vegas from October 1998 to July 2001.

Corporate Governance

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable. We do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act.

Audit Committee Financial Expert

We have determined that Corey Sanders is an Audit Committee Expert as defined under applicable SEC rules and regulations.  As we do not have a class of securities registered pursuant to Section 12 of the Exchange Act, we do not assess the independence of our audit committee members, and not all of our audit committee members are directors.

Code of Conduct

As discussed above, we do not have employees. The MGM Resorts employees assigned to us under the management agreements are subject to MGM Resorts International’s Code of Conduct. The Code of Conduct is posted on MGM Resorts’ website at www.mgmresorts.com/codeofconduct under the caption “Code of Business Conduct and Ethics and Conflict of Interest Policy.”

Item 11.                                                  Executive Compensation

Compensation Discussion and Analysis

As noted above, we do not have employees.  As a result, the compensation information provided herein reflects the compensation program established by the Compensation Committee of the Board of Directors of MGM Resorts (the “MGM Compensation Committee”) to compensate certain officers of MGM Resorts and two of its wholly owned subsidiaries, Aria Resort & Casino, LLC (referred to herein as “Aria LLC”) and MGM Resorts International Operations, Inc. (referred to herein as “MGM Operations”), as in place on December 31, 2012.  This section describes the 2012 compensation of the individuals who have been designated as the principal executive officer (Mr. Baldwin), principal financial officer (Mr. Nordling), the three most highly compensated executive officers who have policymaking authority with respect to CityCenter (Messrs. Murren, Sanders and Hornbuckle) and a former executive officer that would have been one of the three most highly compensation executive officers who have policymaking authority with respect to CityCenter if he had been an executive officer as of the end of the fiscal year (Mr. McBeath).  Messrs. Baldwin, Nordling, Murren, Sanders, Hornbuckle and McBeath are collectively referred to herein as the Company’s “Named Executive Officers.”  See “MGM Resorts’ Roles in Establishing Our Executive Compensation.”

All of the compensation described herein was paid by MGM Resorts, Aria LLC or MGM Operations, as applicable, and not by us.  Pursuant to management agreements described in more detail under “Description of Certain Related Party Transactions,” we reimburse MGM Resorts for direct costs associated with its management activities under these agreements, including employee compensation expenses (subject to certain limitations).  However, the agreements provide that no portion of the compensation described herein that was paid to Messrs. Baldwin, Nordling, Murren, Sanders and Hornbuckle is allocated to or reimbursable by us.

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

Key highlights of the MGM Compensation Committee’s executive compensation program include the following:

•                  For named executives of MGM Resorts (Messrs. Baldwin, Murren, Sanders and Hornbuckle), performance objectives are set each year under MGM Resorts’ Amended and Restated Annual Performance-Based Incentive Plan for Executive Officers (the “Incentive Plan”) for awards of non-equity incentive compensation.  Messrs. Nordling and McBeath participate in an incentive plan that parallels the Incentive Plan.

•                  Performance objectives are set each year under MGM Resorts’ Amended and Restated 2005 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) for vesting of restricted stock units and performance share units awarded to certain of the Named Executive Officers.

•                  Under the Omnibus Incentive Plan, with respect to annual grants in 2012, the Named Executive Officers other than Mr. McBeath received an allocation of 75% performance share units and 25% restricted stock units in order to focus these executives on the achievement of performance goals and long-term stockholder value.

•                  Awards made under the Incentive Plan, are subject to a clawback policy that mandates repayment in certain instances when there is a restatement of MGM Resorts’ financial statements for the fiscal year for which a bonus is paid.

•                  The MGM Compensation Committee also retains the right to reduce or eliminate any executive’s award under the Incentive Plan, in its sole and absolute discretion if it determines that such a reduction or elimination is appropriate with respect to the executive’s performance or any other factors material to the plan.

•                  Base salaries of the Named Executive Officers are set at levels to attract and retain them by fairly compensating them for performing the fundamental requirements of their positions and ensuring that base pay is commensurate with competitive market compensation rates for each position.  Salaries of the Named Executive Officers generally remain as prescribed by their employment agreements during the entire term of their employment agreements unless the executive’s role or responsibility materially changes.  See “Elements of Compensation — Base Annual Compensation.”

•                  In the event that there is a change in control that triggers excise taxes under Section 280G of the Internal Revenue Code, we are not obligated to provide tax gross up protection to any of the Named Executive Officers.

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

Outside Consultants.  The MGM Compensation Committee periodically engages outside consultants on various compensation-related matters.  The MGM Compensation Committee has the authority to engage the services of independent legal counsel and consultants to assist the MGM Compensation Committee in analyzing and reviewing the compensation policies, the elements of compensation, and the aggregate compensation to the Named Executive Officers.  In 2012, the MGM Compensation Committee engaged outside consultants as follows:

•                  Deloitte & Touche LLP was engaged by the MGM Compensation Committee to perform certain procedures in connection with the MGM Compensation Committee’s review of the achievement of the financial goals set pursuant to the Incentive Plan and the corresponding non-equity incentive awards payable to the MGM named executive officers under such plan.  Deloitte & Touche LLP did not provide advice to the Compensation Committee regarding the amount or form of executive officer compensation.

•                  The MGM Compensation Committee received advice from Frederic W. Cook & Co., Inc. (“FW Cook”), an independent compensation consultant, with respect to the MGM Compensation Committee’s review of MGM Resorts’ compensation practices and other executive compensation related matters.  FW Cook exclusively provides services to the MGM Compensation Committee and does not provide any services to MGM Resorts other than on behalf of the MGM Compensation Committee.

Objectives of Compensation Program

The MGM Compensation Committee’s primary objectives in setting total compensation and the elements of compensation for each of the Named Executive Officers are to:

•                  attract talented and experienced executive officers and retain their services on a long-term basis;

•                  motivate the Named Executive Officers to achieve annual and long-term operating and strategic goals;

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

MGM Resorts Incentive Plan.  As further described below, the MGM Compensation Committee adopts performance goals on an annual basis, including specific performance objectives, and establishes computation formulas or methods for determining each participant’s non-equity incentive award for that year under the Incentive Plan.  The MGM Compensation Committee has no discretion to increase the amount of any participant’s award as determined by the formula, but even if the performance goals are met for any particular year, the MGM Compensation Committee may reduce or eliminate any participant’s award if it determines, in its sole and absolute discretion, that such a reduction or elimination is appropriate with respect to the participant’s performance or any other factors material to the goals, purposes, and administration of the Incentive Plan.  In December 2012, the MGM Compensation Committee determined that it would not reduce or eliminate any of the participants’ awards for fiscal year 2012.  Messrs. Baldwin, Murren, Sanders and Hornbuckle participate in the Incentive Plan.  Messrs. Nordling and McBeath participate in an incentive plan which parallels the Incentive Plan.

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

Assessing Compensation Competitiveness.  In order to assess whether the compensation awarded to the Named Executive Officers is fair and reasonable, the MGM Compensation Committee periodically gathers and reviews data regarding the compensation practices and policies of other public companies of comparable size to MGM Resorts that are engaged in comparable lines of business to MGM Resorts, which the MGM Compensation Committee considers to be the gaming and hospitality industry.  The peer group compensation data is reviewed by the MGM Compensation Committee to determine whether the compensation opportunity provided to the Named Executive Officers is generally competitive with that provided to the executive officers of MGM Resorts’ peer group companies, and the MGM Compensation Committee makes adjustments to compensation levels where appropriate based on this information.  The peer group is used as a reference point by the MGM Compensation Committee in its compensation decisions with respect to the Named Executive Officers, but the MGM Compensation Committee does not generally benchmark Named Executive Officer compensation to any specific level with respect to peer group data.

The relevant information for members of the peer group is gathered from publicly available proxy statement data, which data generally reflects only the compensation paid by these companies in years prior to their disclosure, and other relevant disclosures.  When reviewing the compensation of the executive officers of the peer group, the MGM Compensation Committee compares the market overlap, results of operations, and market capitalization of the peer group with that of MGM Resorts. In addition, the MGM Compensation Committee also reviews the total compensation, as well as the amount and type of each element of such compensation, of the executive officers of the peer group with duties and responsibilities comparable to those of the Named Executive Officers.

The current peer group selected by the MGM Compensation committee (the “Peer Group”) is composed of gaming and/or hospitality companies that MGM Resorts considered its direct competitors for business and executive management talent.  In 2012, the MGM Compensation Committee reviewed the compensation data of the Peer Group.  MGM Resorts was near the 75th percentile as compared to the Peer Group with respect to revenues, operating income and employees, and between the 25th percentile and median with respect to market capitalization.  This data is generally based on SEC filings reflecting results through December 31, 2012 (employee data is from the most recent annual report).  In 2012, the Peer Group consisted of the following companies:

•                  Boyd Gaming

•                  Caesars Entertainment

•                  Carnival Corp.

•                  Hyatt Hotels

•                  International Game Technology

•                  Las Vegas Sands

•                  Marriott International

•                  Penn National Gaming

•                  Royal Caribbean

•                  Starwood Hotels & Resorts Worldwide

•                  Wyndham Worldwide

•                  Wynn Resorts

With respect to these peer companies, it should be noted that Caesars Entertainment was first treated as a peer company in connection with the negotiation of Mr. Murren’s contract in the fall of 2012.  While Caesars Entertainment is directly comparable to MGM Resorts in many respects, it only became a public company in February 2012, which was a reason it had not been taken into account earlier.

Elements of Compensation

Base Annual Compensation.  The Named Executive Officers’ employment agreements provide for annual base salaries, and except for Mr. Sanders, the Named Executive Officers’ employment agreements do not provide for automatic salary increases and, except for Mr. Sanders, the base salaries of the Named Executive Officers did not increase in 2012.  Mr. Sanders’ base salary increased from $800,000 to $850,000 until September 2012 and to $900,000 after September 2012.

Cash Incentive Awards.  MGM Resorts’ non-equity incentive awards under the Incentive Plan, when appropriate, are determined by the MGM Compensation Committee after the end of the fiscal year.  With respect to the Named Executive Officers, only Messrs. Baldwin, Murren, Sanders and Hornbuckle participated in the Incentive Plan in 2012.  Messrs. Nordling and McBeath participated in a separate incentive plan with the same substantive terms as the Incentive Plan and are thus being discussed below as having participated in the Incentive Plan.

Under the Incentive Plan, as in previous years, each participant’s target bonus was established as a percentage of base pay and, depending on MGM Resorts’ performance, an executive may earn from 0% to 150% of his target bonus.  The MGM Compensation Committee determined that the target bonus percentages used in determining 2011 bonuses continued to be appropriate in 2012 and no changes were made in the target percentages for the Named Executive Officers.  The target percentages are set forth below.

As in previous years, the MGM Compensation Committee again concluded that EBITDA is a critical measure of MGM Resorts’ performance and that annual bonuses should be based on the degree to which MGM Resorts achieved its EBITDA target.  For 2012, the MGM Compensation Committee established the EBITDA target at $1,977,200,000, which was the same target EBITDA set by MGM Resorts management and approved by the MGM Board in the budgeting process (the “EBITDA Target”).  The MGM Compensation Committee considers the EBITDA Target to be a challenging, but achievable, target.  At the time of adoption of the EBITDA Target, the MGM Compensation Committee further approved certain adjustments that were to be taken into account in computing EBITDA.  These adjustments, which are generally the same as those approved in prior years, are intended to ensure that EBITDA is computed in a way that best takes into account MGM Resorts’ organic performance during the year.  The approved adjustments are listed below.

In order for any award to be earned under the Incentive Plan in 2012, 70% of the EBITDA Target must have been achieved.  In the event that 70% of the EBITDA Target were achieved, the Named Executive Officers would have been eligible to receive 50% of their target award.  Between 70% and 100% achievement, the factor increased on a linear basis to 100% of target.  From 100% to 120% of the EBITDA Target, the achievement factor increased on a linear basis to 150%.

In 2012, EBITDA as calculated for this purpose was $1,752,239,000 representing 88.6% of the EBITDA Target.  This resulted in the Named Executive Officers each receiving 81.0% of his target award.

The following table sets forth the target percentages for each of the Named Executive Officers and the actual bonus that was payable based upon the 81.0% factor described above as a result of the 88.6% achievement of the EBITDA Target.

Named Executive Officer	Base Salary at 1/1/2012	2012 Target Bonus (% of Base Salary)	2012 Target Bonus	2012 Actual Bonus	Actual Bonus as % of Target
Mr. Baldwin	$1,650,000	163.63%	$2,699,895	$2,187,916	81.0%
Mr. Nordling	$625,000	75%	$468,750	$379,688	81.0%
Mr. Murren	$2,000,000	200%	$4,000,000	$3,241,483	81.0%
Mr. Sanders	$850,000	125%	$1,062,500	$861,019	81.0%
Mr. Hornbuckle	$1,100,000	125%	$1,375,000	$1,114,260	81.0%
Mr. McBeath(1)	$1,100,000	83%	$913,000	$739,530	81.0%

(1)         Mr. McBeath and Aria LLC entered into an Employee Separation Agreement and Complete Release of Claims (the “Separation Agreement”) on December 3, 2012, pursuant to which Mr. McBeath terminated employment effective on such date.  Pursuant to the Separation Agreement, among other things, Mr. McBeath became entitled to the amount that he would have otherwise received under the incentive plan in which he participated for fiscal 2012.

For 2012, the following exclusions were approved to MGM Resorts’ corporate consolidated EBITDA:  gains or losses from the sale of operating properties; joint venture or partnership interests or land; EBITDA attributable to operations of assets for the period prior to their disposal; any write-down or write-up of the value of any portion of real estate or other capital assets or investments not disposed of; gains or losses on insurance proceeds related to asset claims; gains or losses arising out of acquisitions, sales or dispositions, or exchanges of our debt securities; any Harmon-related demolition costs; any success fees paid by MGM Resorts or its affiliates to third parties in connection with development activities; gains or losses attributable to any consolidation of a joint venture or partnership in MGM Resorts’ financial statements; and EBITDA attributable to any entity acquired by MGM Resorts during 2012.

The MGM Compensation Committee may reduce or eliminate any participant’s award if it determines, in its sole and absolute discretion, that such a reduction or elimination is appropriate with respect to the participant’s performance or any other factors material to the goals, purposes, and administration of the Incentive Plan, including certain specified criteria that will be evaluated by the Compensation Committee in addition to an overall review of performance.  In December 2012, the MGM Compensation Committee determined that it would not reduce or eliminate any of the participants’ awards for fiscal year 2012.

In addition, the MGM Compensation Committee has the ability to grant bonus awards outside of the Incentive Plan in the MGM Compensation Committee’s discretion; however, any such bonus payments may not be entitled to the same beneficial tax treatment provided with respect to the non-equity incentive awards under the Incentive Plan.  Discretionary bonuses may be awarded in any amount that the MGM Compensation Committee deems appropriate.  In March 2013, the MGM Compensation Committee awarded a discretionary bonus in the amount of $50,312 to Mr. Nordling in connection with his superior efforts in 2012 related to the achievement of strategic and operational objectives.

Equity-Based Compensation.  In previous years, long-term equity incentives had generally been awarded to the Named Executive Officers in a 75%/25% combination of stock appreciation rights (“SARs”) and restricted stock units (“RSUs”), respectively.  As a result of its review of various long-term incentive plan design alternatives, the MGM Compensation Committee determined in 2012 that performance share units (“PSUs”) would be granted to the Named Executive Officers, other than Mr. McBeath, instead of SARs.  Mr. McBeath received a mix of SARs and RSUs.  Additionally, in connection with the negotiation of his new employment agreement in January 2012, Mr. Nordling received a grant of SARs at such time.

The core PSU concept is that, while an executive is awarded a target number of shares to be paid at the end of a three-year cliff vesting period, (1) the actual number of shares earned depends on the performance of MGM Resorts’ stock price over the vesting period and (2) the target number of shares can only be earned if stock price appreciation is 25%.

Specifically, in order for the target number of shares to be paid (the “Target Shares”), the ending average stock price must equal the “Target Price,” which is defined as 125% of the beginning average stock price.  No shares are issued unless the ending average stock price is at least 75% of the beginning average stock price, and the maximum payout is 160% of the Target Shares.  Provided the ending average stock price is at least 60% of the Target Price, then the amount of Target Shares is multiplied by the Stock Performance Multiplier.  The “Stock Performance Multiplier” equals the ending average stock price divided by the Target Price.  For this purpose, the beginning and ending prices are based on the average closing price of MGM Resorts’ common stock over the 60-calendar day periods ending on the award date and third anniversary of the award date.  In the case of a change in control of MGM Resorts, the ending stock price is based on the stock price as of the change in control.

By way of example, if the ending average stock price were only 90% of the Target Price, then only 90% of the Target Shares would be paid and, if the ending average stock price were 120% of the Target Price, then 120% of the Target Shares would be paid.

While PSUs provide some value even when the stock price declines (so long as the ending average stock price is 75% or more of the beginning average stock price), their design strongly magnifies the benefit of an increased stock price and the detriment of a decreased price.  For example, a 25% share price decline over the three-year vesting period results in a participant receiving a final award worth only 36% of the award that would be delivered if the targeted stock price had been achieved (60% of the Target Shares would be delivered with each share having a value of only 60% of the Target Price).  An additional benefit of the PSU design is that the high expense charge for SARs required by the accounting rules caused the MGM Compensation Committee to conclude that PSUs are currently a relatively more efficient way to deliver equity value than SARs.  This factor reinforced the MGM Compensation Committee’s conclusion that both shareholder and executive interests were advanced through the addition of PSUs to the award mix.

In making grants of PSUs and RSUs to the Named Executive Officers, other than Mr. McBeath, in 2012, the MGM Compensation Committee allocated approximately 75% in value of the awards to PSUs.  Consistent with awards in 2011, for Mr. McBeath, the MGM Compensation Committee allocated 75% in value to SARs and 25% in value to RSUs (for this purpose, one SAR was assumed to equal the value of 0.4 RSUs).  In the case of Mr. Murren, the CEO of MGM Resorts, the size of his award reflected the terms of his new employment agreement, which provided that his grant in November 2012 would have a targeted value of $3.5 million, and further provides that with respect to future equity awards, subject to the MGM Compensation Committee’s discretion to award a different amount, such equity awards will have a value of $3.5 million.  With respect to the other Named Executive Officers, their employment agreements do not provide for any specific target amounts with respect to their equity awards.  The MGM Compensation Committee determined the size of their award through a process that evaluated their overall role in and contributions to the Company and other relevant factors, including competitive data.

In determining the size of the awards, the MGM Compensation Committee does not take into account the value realized by a Named Executive Officer during a fiscal year from equity awards granted during a prior year, believing that value realized by a Named Executive Officer from any such equity award relates to services provided during the year of the grant or of vesting.  The MGM Compensation Committee does not time the issuance or grant of any equity-based awards with the release of material, non-public information, nor does it time the release of material non-public information for the purpose of affecting the value of equity awards.

The MGM Compensation Committee continues to believe that RSUs should also comprise a portion of the executive’s long-term incentives.  Each RSU entitles the holder to receive one share of our stock at vesting, assuming that the applicable performance target (described below) is satisfied.  While the value of the RSUs fluctuates with MGM Resorts’ performance (as reflected in the price of MGM Resorts’ stock), the RSUs retain some value even in situations where no PSUs are payable due to insufficient price performance, which structure encourages recipients to balance MGM Resorts’ short-term performance with the management of its long-term risks and long-term performance.  Accordingly, RSUs serve as a retention incentive to a greater extent than PSUs and the MGM Compensation Committee believes that providing some portion of the long-term incentives in this form produces a more balanced set of long-term incentives.

The RSUs granted to the Named Executive Officers other than Mr. McBeath in 2012 are subject to achievement of a performance target: in order for any such RSUs to be eligible to vest, MGM Resorts’ EBITDA for the six-month period ending on June 30, 2013 must be at least 50% of the targeted EBITDA for such six-month period as determined for purposes of the Incentive Plan.

Each SAR granted to Mr. Nordling and Mr. McBeath entitles him to receive upon exercise a payment in stock equal to the appreciation in the value of a share of MGM Resorts’ stock from the date of issue to the date of exercise. Accordingly, the recipient receives value from his or her SAR only if there is an increase in the value of a share.  In connection with any award of SARs, the exercise price is established as the closing price of MGM Resorts’ common stock on the New York Stock Exchange on the day of the MGM Compensation Committee meeting at which such award is approved.

The MGM Compensation Committee awarded equity-based compensation to the Named Executive Officers in 2012 as follows:

Named Executive Officer	Grant Date(s)	PSUs(1)	RSUs(1)	SARs	Value of Awards
Mr. Baldwin	11/5/2012	72,124	23,878	—	$964,665
Mr. Nordling(2)	1/9/2012 and 11/5/2012	43,274	14,327	100,000	$1,202,657
Mr. Murren	11/5/2012	252,433	83,572	—	$3,376,308
Mr. Sanders	11/5/2012	72,124	23,878	—	$964,665
Mr. Hornbuckle	11/5/2012	72,124	23,878	—	$964,665
Mr. McBeath	11/5/2012	—	7,000	52,500	$357,387

(1)         Other than in the case of RSUs granted to Mr. McBeath, vesting is subject to satisfaction of performance criteria, as described above.

(2)         Mr. Nordling received a grant of SARs in January 2012 in connection with his new employment agreement.

MGM Resorts’ Deferred Compensation Opportunities.  Under MGM Resorts’ Nonqualified Deferred Compensation Plan (the “DCP”), the Named Executive Officers may elect to defer up to 50% of their base salary or 75% of their non-equity incentive awards on a pre-tax basis and accumulate tax-deferred earnings on their accounts.  All of the Named Executive Officers, except Mr. Baldwin, are current participants in the DCP, but no deferrals were made by any such individuals under the DCP in 2012.  See “Compensation Tables—Nonqualified Deferred Compensation.”  MGM Resorts believes that providing the Named Executive Officers with this deferral option is a cost-effective way to permit executives to receive the tax benefits associated with delaying the income tax event on the compensation deferred, even though the related deduction for MGM Resorts also is deferred.  The plan allows the Named Executive Officers to allocate their account balances among different measurement funds which are used as benchmarks for calculating amounts that are credited or debited to their account balances (for tax reasons, no ownership interest in the underlying funds is acquired).  The Named Executive Officers are also eligible to participate in MGM Resorts’ retirement savings plan under Section 401(k) of the Internal Revenue Code.

Perquisites and Other Benefits.  MGM Resorts pays premiums and other expenses for group life insurance, short term disability insurance, long term disability insurance, and business travel insurance on behalf of the Named Executive Officers.  As an owner and operator of full-service resorts, MGM Resorts is able from time to time to provide perquisites relating to hotel and related services, including security and in-town transportation, to the Named Executive Officers at little or no additional cost to MGM Resorts.  MGM Resorts currently provides access to the fitness facilities located in the hotel in which a Named Executive Officer’s office is located.  In addition, for MGM Resorts’ convenience and the convenience of the Named Executive Officers, MGM Resorts provides complimentary meals for business purposes at MGM Resorts’ restaurants.

The MGM Compensation Committee has approved limited tax gross ups for executive officers in two situations where it is economically advantageous to MGM Resorts or needed to make employees whole as a result of where MGM Resorts chooses to do business.  Through January 31, 2013, the MGM Compensation Committee had approved tax gross up payments relating to executive health plan coverage, reflecting the facts that such coverage was previously insured (so that there was no additional tax cost to the executive officers) and MGM Resorts’ decision to convert its medical plans to self-funding.  This conversion imposed an additional tax cost on executives (which MGM Resorts reimburses), but still resulted in lower overall costs to MGM Resorts.  As of February 1, 2013, this coverage became fully insured, so there are currently no additional tax costs to executives from such coverage.

Under certain circumstances, executive officers are required by MGM Resorts to perform services in states other than their states of employment.  As a result, such officers may incur incremental income tax obligations to such other states.  To the extent there is no tax credit available in the applicable state of employment (for example, in Nevada), MGM Resorts provide a gross-up of the incremental state income tax obligations resulting from our requiring such executives to work in states other than the state where their services are normally rendered.  This puts the executives in the same economic position as though they had worked in their normal places of business.

Pursuant to his employment agreement, Mr. Murren is entitled to request the personal use of aircraft, subject to certain limits.  The terms of his new employment agreement provide that, effective January 1, 2013, he must generally reimburse MGM Resorts for costs associated with such use to the extent the value of such use (as computed under SEC rules) exceeds $250,000.  In addition, as was the case in 2010 and 2011, based on an independent threat assessment study provided to MGM Resorts by an outside firm in 2010, Mr. Murren is provided personal security services.  The majority of the costs of these services consist of security personnel. Based on the study, MGM Resorts views the provision of security services to Mr. Murren as recommended by such study as a necessary and appropriate business expense.  The costs of the services provided to Mr. Murren for security purposes is generally comparable to or less than the cost of such services for the chief executive officers of the three other major Las Vegas based gaming/resort companies (Las Vegas Sands, Wynn Resorts, and Caesars Entertainment).

Severance Benefits and Change of Control.  The MGM Compensation Committee believes that severance protections, including in the context of a change of control transaction, are important in attracting and retaining key executive officers.  In addition, it believes they help ensure leadership continuity and sound decisions in the interest of MGM Resorts’ long-term success, particularly at times of major business transactions.  The MGM Compensation Committee has agreed to provide the Named Executive Officers with severance benefits in the event that their employment is terminated (1) by their employer for other than good cause, (2) by them for good cause, or (3) by their employer as a result of their death or disability.  Except as noted in the remainder of this paragraph, no benefits are payable solely as a result of a change of control (i.e., there are no single-trigger benefits), and the MGM Compensation Committee has determined not to enter into any further agreements with executive officers that contain single-trigger change of control benefits.  Mr. Baldwin’s is the only remaining executive officer employment agreement with a single-trigger change of control benefit.  His employment agreement expires in December 2014, and the MGM Compensation Committee has determined that no future contracts will have a single-trigger change of control benefit.  The only other situation in which benefits are potentially payable solely as a result of a change of control is the case of equity awards in the event the equity awards are not assumed as part of the change of control.

The MGM Compensation Committee believes the services of the Named Executive Officers are extremely marketable, and that in retaining their services it is therefore necessary to provide assurances to the Named Executive Officers that their employer will not terminate their employment without cause unless their employer provides a certain level of severance benefits.  When determining the level of the severance benefits to be offered, the MGM Compensation Committee also considers the period of time it would normally require an executive officer to find comparable employment.  Details of the specific severance benefits available under various termination scenarios for the Named Executive Officers as of December 31, 2012 are discussed below in “Executive Compensation—Estimated Benefits upon Termination.”

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

Corey I. Sanders

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

Board of Directors Interlocks and Insider Participation

During 2012 and as of the date of this amendment to our annual report on Form 10-K, none of the members of our Board of Directors was or is an officer or employee of CityCenter, as CityCenter has no employees.

COMPENSATION TABLES

Summary Compensation Table

The following table summarizes the compensation of the Named Executive Officers for the years ended December 31, 2012, 2011 and 2010.

Name and Title	Year	Salary (A)	Bonus (B)	Stock Awards (C)	Stock Appreciation Rights and Option Awards (D)	Non-Equity Incentive Plan Compensation (E)	All Other Compensation (F)	Total
Robert H. Baldwin	2012	$1,650,000	$—	$964,665	$—	$2,187,916	$100,042	$4,902,623
Principal Executive Officer of	2011	1,650,000	—	123,450	548,111	2,986,050	13,924	5,321,535
CityCenter, Chief Design and Construction Officer and Director of MGM Resorts	2010	1,648,187	1,500,000	—	5,745,000	1,229,301	60,979	10,183,467
Christopher Nordling	2012	$625,000	$50,312	$578,797	$623,860	$379,688	$33,701	$2,291,358
Principal Financial Officer of	2011	607,418	550,000	32,920	146,163	—	50,508	1,387,009
CityCenter and EVP Operations of MGM Resorts	2010	582,418	250,000	45,440	198,012	—	38,512	1,114,382
James J. Murren	2012	$2,000,000	$—	$3,376,308	$—	$3,241,483	$1,023,686	$9,641,477
Chief Executive Officer,	2011	2,000,000	—	288,050	1,278,926	5,486,451	880,130	9,933,557
President and Director of MGM Resorts	2010	2,000,000	750,000	397,600	1,732,605	4,310,424	585,274	9,775,903
Corey I. Sanders	2012	$864,643	$—	$964,665	$—	$861,019	$50,266	$2,740,593
Chief Operating Officer of	2011	814,835	254,875	123,450	548,111	1,105,988	6,521	2,853,780
MGM Resorts	2010	729,176	300,000	—	660,040	382,449	22,264	2,093,929
William J. Hornbuckle, IV	2012	$1,100,000	$—	$964,665	$—	$1,114,260	$82,396	$3,261,321
President and Chief Marketing	2011	1,100,000	150,000	123,450	548,111	1,520,733	34,224	3,476,518
Officer of MGM Resorts	2010	1,003,736	340,000	—	495,030	491,720	33,893	2,364,379
William P. McBeath	2012	$1,015,616	$—	$70,700	$286,687	$—	$865,930	$2,238,933
President and Chief Operating	2011	1,100,000	1,067,500	32,920	146,163	—	41,459	2,388,042
Officer of CityCenter and Aria	2010	1,074,500	500,000	45,440	198,012	—	60,966	1,878,918

(A)                               See “Elements of Compensation—Annual Base Salary.” For Mr. Sanders, the amounts in this column do not reflect his full salary at the end of 2012 because his salary increase became effective during 2012 and not at January 1, 2012.

(B)                               For Mr. Nordling, includes discretionary bonus earned in 2012.  See “Elements of Compensation—Cash Incentive Awards.”

(C)                               For 2012, consists of MGM Resorts RSUs and PSUs.  With respect to the Named Executive Officers other than Mr. McBeath, for the RSU awards to vest ratably over four years, MGM Resorts’ pre-tax income for the six months ending June 30, 2013 must be at least 50% of the targeted EBITDA as determined in the budget adopted by the MGM Board for such period, excluding certain predetermined items. There are no thresholds or maximums (or equivalent items).  The RSUs will be cancelled if such performance criterion is not met.  At the grant date, MGM Resorts believed that it was probable that the performance criteria would be met and that each individual will remain employed through the date the grant would become fully vested by its terms, and accordingly, the full value of awards granted has been included.  Each PSU represents the right to receive between 0 and 1.6 shares of common stock depending upon the performance of the MGM Resorts common stock from the grant date to the date that is three years after the grant date (the “Vesting Date”), relative to a target price (the “Target Price”). The Target Price is equal to 125% of the average closing price of MGM Resorts’ common stock over the 60-calendar-day period ending on the grant date. If the ending average stock price is less than 60% of the Target Price (the “Minimum Price”), then no shares will be issued on the Vesting Date. If the ending average stock price is equal to or greater than 160% of the Target Price (the “Maximum Price”), then 1.6 shares will be issued on the Vesting Date per PSU. If the ending average stock price is between the Minimum Price and the Maximum Price, then a number of shares will be issued on the Vesting Date per PSU equal to the ending average stock price divided by the Target Price. For this purpose, the ending average stock price is the average closing price of MGM Resorts common stock over the 60-calendar-day period ending on the Vesting Date.  The grant date fair value for RSUs and PSUs was computed in accordance with FASB ASC 718. The PSUs were valued using a Monte Carlo simulation model with assumptions as described in Note 14 to the MGM Resorts’ consolidated financial statements, which are included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 1, 2013.  The grant date fair values of the awards assuming the highest performance condition would be achieved are $1.2 million, $0.7 million, $4.1 million, $1.2 million and $1.2 million for Mr. Baldwin, Mr. Nordling, Mr. Murren, Mr. Sanders and Mr. Hornbuckle, respectively.  See “Elements of Compensation—Equity-Based Compensation.”  In connection with the termination of his employment during Fiscal 2012, Mr. McBeath forfeited certain outstanding equity awards.  For a description of the treatment of Mr. McBeath’s outstanding equity in connection with the termination of his employment, see “Estimated Payments upon Separation—Termination of Employment of Mr. McBeath During Fiscal 2012.”

(D)                               The amounts reflected in the table represent the grant date fair value computed in accordance with FASB ASC 718. These awards were valued using the Black-Scholes Model with assumptions as described in Note 14 to MGM Resorts’ consolidated financial statements, which are included in its Annual Report on Form 10-K for the applicable fiscal year.  In connection with the termination of his employment during Fiscal 2012, Mr. McBeath forfeited certain outstanding equity awards.  For a description of the treatment of Mr. McBeath’s outstanding equity in connection with the termination of his employment, see “Estimated Payments upon Separation—Termination of Employment of Mr. McBeath During Fiscal 2012.”

(E)                                Consists of cash incentive awards earned with respect to 2012. See “Elements of Compensation—Cash Incentive Awards.”

(F)                                 All other compensation for 2012 consists of the following:

Name	Personal Use of MGM Aircraft(1)	401(k) Match(2)	Insurance Premiums and Benefits(3)	Termination- Related Benefits(4)	Other Perquisites(5)	Total Other Compensation
Mr. Baldwin	$—	$750	$99,292	$—	$—	$100,042
Mr. Nordling	—	750	32,951	—	—	33,701
Mr. Murren	259,651	750	36,174	—	727,111	1,023,686
Mr. Sanders	—	750	47,914	—	1,602	50,266
Mr. Hornbuckle	4,793	750	70,627	—	6,226	82,396
Mr. McBeath	—	750	38,714	826,466	—	865,930

(1)                             The amounts in this column represent the value of personal use of MGM Resorts’ aircraft, which was determined based on the aggregate incremental cost to MGM Resorts. Aggregate incremental cost was calculated based on average variable operating cost per flight hour multiplied by flight hours for each Named Executive Officer, less any amounts reimbursed by such Named Executive Officer. The average variable operating cost per hour was calculated based on aggregate variable costs for each year, including fuel, engine reserves, trip-related repair and maintenance costs, travel expenses for flight crew, landing costs, related catering and miscellaneous handling charges, divided by the aggregate hours flown. Fixed costs, such as flight crew salaries, wages and other employment costs, training, certain maintenance and inspections, depreciation, hangar rent, utilities, insurance and taxes are not included in aggregate incremental cost since these expenses are incurred by MGM Resorts irrespective of personal use of aircraft. If an aircraft flies without passengers before picking up or dropping off a passenger flying for personal reasons, then such “deadhead” segment is included in aggregate incremental costs.  The amount shown in the table for Mr. Murren reflects a reimbursement of $55,511 to MGM Resorts for a portion of the incremental costs of his personal flights.

(2)                                 The amounts in this column represent MGM Resorts’ matching contributions to the Named Executive Officers’ 401(k) plan accounts.

(3)                                 The amounts in this column represent premiums and other expenses for group life insurance, short term disability insurance, long term disability insurance, business travel insurance, and health plan coverage, including gross-ups of associated taxes on health plan coverage (the gross-up amounts were $9,806, $3,616, $12,052, $1,161, $17,235 and $5,445 for Mr. Baldwin, Mr. Nordling, Mr. Murren, Mr. Sanders, Mr. Hornbuckle and Mr. McBeath, respectively).

(4)                                 For Mr. McBeath includes certain separation payments pursuant to the Employee Separation Agreement and Complete Release of Claims (the “Separation Agreement”) between Mr. McBeath and Aria LLC, dated December 3, 2012: (i) payment of continued base salary through December 31, 2012 ($84,384), health and insurance benefits for him and his dependents until December 31, 2012 ($2,552); and (iii) a payment equal to the amount that he would have otherwise received under the incentive plan in which he participated for 2012 had he been eligible for such payment ($739,530).  For a description of all of the benefits to which Mr. McBeath is entitled under the Separation Agreement, see “Estimated Payments upon Separation—Termination of Employment of Mr. McBeath During Fiscal 2012.”

(5)                                 For 2012, Mr. Murren received $100,000 from MGM Resorts to be applied to his life insurance premiums or such other uses as he determines. Also included in this column for Mr. Murren is $325,025 paid by MGM Resorts for personal security services. Also included in this column for Mr. Murren is $284,372 paid by MGM Resorts for payment of legal fees incurred by Mr. Murren in connection with the negotiation and preparation of his new employment agreement entered into in 2012.  Under certain circumstances, executive officers are required by MGM Resorts to perform services in states other than their states of employment.  As a result, such officers may incur incremental income tax obligations to such other states.  To the extent there is no tax credit available in the applicable state of employment (for example, in Nevada), MGM Resorts provides a gross-up of the incremental state income tax obligations resulting from requiring such employees to work in states other than the state where their services are normally rendered. For 2012, this tax gross-up was $17,714, $1,602 and $6,226 for Mr. Murren, Mr. Sanders and Mr. Hornbuckle, respectively.  As an owner and operator of full-service hotels, MGM Resorts is able to provide many perquisites relating to hotel and hotel- related services to the Named Executive Officers at little or no additional cost to MGM Resorts. In no case did the value of such perquisites, computed based on the incremental cost to MGM Resorts, exceed $10,000 per individual in 2012.

Grants of Plan-Based Awards

The table below shows MGM Resorts plan-based awards granted during 2012 to the Named Executive Officers. See “Elements of Compensation—Cash Incentive Awards” and “Equity-Based Compensation” for a narrative description of these awards.

	Grant	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Number of Shares For Future Payouts Under Equity Incentive Plan Awards(A)			All Other Stock Awards: Number of Shares of Stock	All Other SAR Awards: Number of Securities Underlying	Exercise Price of SAR	Grant Date Fair Value of Stock Awards
Name	Date	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	SARs	Awards	(A)
Mr. Baldwin	N/A	$1,349,948	$2,699,895	$4,049,843	—	—	—	—	—	$—	$—
	11/5/2012(B)	—	—	—	—	23,878	—	—	—	—	241,168
	11/5/2012(C)	—	—	—	43,274	72,124	115,398	—	—	—	723,497
Mr. Nordling	N/A	234,375	468,750	625,000	—	—	—	—	—	—	—
	1/9/2012(D)	—	—	—	—	—	—	—	100,000	11.32	623,860
	11/5/2012(B)	—	—	—	—	14,327	—	—	—	—	144,703
	11/5/2012(C)	—	—	—	25,964	43,274	69,238	—	—	—	434,094
Mr. Murren	N/A	2,000,000	4,000,000	6,000,000	—	—	—	—	—	—	—
	11/5/2012(B)	—	—	—	—	83,572	—	—	—	—	844,077
	11/5/2012(C)	—	—	—	151,460	252,433	403,893	—	—	—	2,532,231
Mr. Sanders	N/A	531,250	1,062,500	1,593,750	—	—	—	—	—	—	—
	11/5/2012(B)	—	—	—	—	23,878	—	—	—	—	241,168
	11/5/2012(C)	—	—	—	43,274	72,124	115,398	—	—	—	723,497
Mr. Hornbuckle	N/A	687,500	1,375,000	2,062,500	—	—	—	—	—	—	—
	11/5/2012(B)	—	—	—	—	23,878	—	—	—	—	241,168
	11/5/2012(C)	—	—	—	43,274	72,124	115,398	—	—	—	723,497
Mr. McBeath	N/A	456,500	913,000	1,100,000	—	—	—	—	—	—	—
	11/5/2012(B)	—	—	—	—	—	—	7,000	—	—	70,700
	11/5/2012(D)	—	—	—	—	—	—	—	52,500	10.10	286,687

(A)                                    See note (C) to the Summary Compensation Table above.

(B)                                     RSU award.

(C)                                     PSU award.

(D)                                    SAR award.

Outstanding Equity Awards at Fiscal Year-End

The table below shows outstanding MGM Resorts equity awards of the Named Executive Officers as of December 31, 2012.

	Option/SAR Awards						Stock Awards (RSUs and PSUs)
	Number of Securities Underlying Unexercised Options/SARs				Option/SAR Exercise	Option/SAR Expiration	Shares or Units of Stock that Have Not Vested			Equity Incentive Plan Awards: Unearned Shares, Units or Other Rights that Have Not Vested
Name	Exercisable		Un-exercisable		Price	Date	Number		Value	Number		Value
Mr. Baldwin	187,500	(2)	—		$19.00	10/6/2015
	140,625	(2)	46,875	(9)	11.54	10/5/2016
	375,000	(2)	375,000	(10)	13.18	12/13/2017
	28,125	(2)	84,375	(7)	8.23	10/3/2018
							6,250	(3)(9)	$72,750
							11,250	(3)(7)	$130,950
										23,878	(3)(8)	$277,940
										72,124	(4)	$839,523
Mr. Nordling	172,000	(1)	—		$12.74	2/27/2013
	30,000	(2)	—		19.00	10/6/2015
	22,500	(2)	7,500	(9)	11.54	10/5/2016
	15,000	(2)	15,000	(6)	11.36	10/4/2017
	7,500	(2)	22,500	(7)	8.23	10/3/2018
	—	(2)	100,000	(13)	11.32	1/9/2019
							1,000	(3)(9)	$11,640
							2,000	(3)(6)	$23,280
							3,000	(3)(7)	$34,920
										14,237	(3)(8)	$166,766
										43,274	(4)	$503,709
Mr. Murren	1,000,000	(1)	—		$12.74	2/27/2013
	187,500	(2)	—		19.00	10/6/2015
	1,125,000	(2)	875,000	(5)	5.53	4/6/2016
	131,250	(2)	131,250	(6)	11.36	10/4/2017
	65,625	(2)	196,875	(7)	8.23	10/3/2018
							17,500	(3)(6)	$203,700
							26,250	(3)(7)	$305,550
										83,572	(3)(8)	$972,778
										252,433	(4)	$2,938,320
Mr. Sanders	70,000	(1)	—		$12.74	2/27/2013
	30,000	(2)	—		19.00	10/6/2015
	300,000	(2)	100,000	(11)	7.45	8/3/2016
	50,000	(2)	50,000	(6)	11.36	10/4/2017
	28,125	(2)	84,375	(7)	8.23	10/3/2018
							11,250	(3)(7)	$130,950
										23,878	(3)(8)	$277,940
										72,124	(4)	$839,523
Mr. Hornbuckle	37,500	(2)	—		$19.00	10/6/2015
	168,750	(2)	56,250	(11)	7.45	8/3/2016
	37,500	(2)	37,500	(6)	11.36	10/4/2017
	28,125	(2)	84,375	(7)	8.23	10/3/2018
							5,214	(3)(12)	$60,691
							11,250	(3)(7)	$130,950
										23,878	(3)(8)	$277,940
										72,124	(4)	$839,523
Mr. McBeath	110,000	(1)	—		$12.74	2/27/2013
	37,500	(2)	—		19.00	10/6/2015
	22,500	(2)	7,500	(9)	11.54	10/5/2016
	15,000	(2)	15,000	(6)	11.36	10/4/2017
	7,500	(2)	22,500	(7)	8.23	10/3/2018
	—	(2)	52,500	(8)	10.10	11/5/2019
							1,000	(3)(9)	$11,640
							2,000	(3)(6)	$23,280
							3,000	(3)(7)	$34,920
							7,000	(3)(8)	$81,480

(1)           Non-qualified stock option award.

(2)           SAR award.

(3)           RSU award.

(4)           PSU award scheduled to vest on 11/5/15.  See note (C) to the Summary Compensation Table above.

(5)           375,000 of these SARs are scheduled to vest on 4/6/13. Because the average closing price of MGM Resorts’ common stock was not at least $17 during any 20 consecutive trading day period prior to 4/6/13, 500,000 of these SARs were forfeited as of such date.

(6)           Scheduled to vest in equal installments on each of 10/4/13 and 10/4/14.

(7)           Scheduled to vest in equal installments on each of 10/3/13, 10/3/14 and 10/3/15.

(8)           Scheduled to vest in equal installments on each of 11/5/13, 11/5/14, 11/5/15 and 11/5/16.

(9)           Scheduled to vest on 10/5/13.

(10)         Scheduled to vest in equal installments on each of 12/13/13 and 12/13/14.

(11)         Scheduled to vest on 8/3/13.

(12)         Vested on 2/4/13.

(13)         25% of the award vested on 1/9/13; the remaining SARs are scheduled to vest in equal installments on each of 1/9/14, 1/9/15 and 1/9/16.

Option/SAR Exercises and Stock Vested

The following table shows MGM Resorts option/SAR exercises and RSU vesting for the Named Executive Officers during 2012. For option/SAR awards, if any, the value realized is calculated as the difference between the market price on the date of exercise and the exercise price, times the number of options/SARs exercised. For RSUs, the value realized is calculated as the number of shares vested times the closing share price on the date vested.

	Stock Option/SAR Awards		Stock Awards (RSUs)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mr. Baldwin	—	—	10,000	105,513
Mr. Nordling	—	—	3,750	39,485
Mr. Murren	—	—	17,500	184,100
Mr. Sanders	—	—	4,500	47,543
Mr. Hornbuckle	—	—	9,902	124,449
Mr. McBeath	—	—	8,237	87,423

Nonqualified Deferred Compensation

The following table shows nonqualified deferred compensation to the Named Executive Officers in 2012 under the DCP. See “Elements of Compensation—MGM Resorts’ Deferred Compensation Opportunities” for a narrative description of the DCP.

	DCP
Name	Executive Contributions	Company Contributions	Aggregate Earnings(A)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Year End
Mr. Baldwin	$—	$—	$—	$—	$—
Mr Nordling	—	—	2,645	—	22,328
Mr. Murren	—	—	8,343	—	86,236
Mr. Sanders	—	—	102	(12,420)	—
Mr. Hornbuckle	—	—	4,032	—	33,700
Mr. McBeath	—	—	7,726	—	55,958

(A)          None of these amounts was included as “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table.

Estimated Benefits upon Termination

The following table indicates the estimated amounts that would be payable to each Named Executive Officer by MGM Resorts or its affiliate upon a hypothetical termination as of December 31, 2012 under various termination scenarios, pursuant to the applicable employment agreements and equity awards. Mr. McBeath terminated his employment during 2012 and is addressed separately at the end of this Section.

	Severance (A)	Vesting of Stock Options and SARs (B)(C)	Vesting of RSUs (B)(C)(D)	Vesting of PSUs (B)(C)(E)	Other (F)	Total
Death or Disability
Mr. Baldwin	$1,650,000	$100,594	$185,879	$254,993	$357,467	$2,548,933
Mr. Nordling	156,250	33,575	64,963	152,992	—	407,780
Mr. Murren	2,000,000	5,606,781	548,745	892,471	96,013	9,144,010
Mr. Sanders	225,000	95,906	113,129	254,993	—	689,028
Mr. Hornbuckle	275,000	95,906	113,129	254,993	—	739,028
Employer Terminates Without Good Cause
Mr. Baldwin	4,000,000	100,594	185,879	254,993	73,188	4,614,654
Mr. Nordling	625,000	36,425	76,603	152,992	73,188	964,208
Mr. Murren	8,000,000	5,830,563	893,789	1,666,228	146,375	16,536,955
Mr. Sanders	1,962,500	521,906	113,129	254,993	13,374	2,865,902
Mr. Hornbuckle	2,475,000	336,844	173,820	254,993	73,188	3,313,845
Named Executive Officer Terminates Without Good Cause/ Employer Terminates With Good Cause
Mr. Baldwin	—	—	—	—	—	—
Mr. Nordling	—	—	—	—	—	—
Mr. Murren	—	—	—	—	—	—
Mr. Sanders	—	—	—	—	—	—
Mr. Hornbuckle	—	—	—	—	—	—
Named Executive Officer Terminates With Good Cause
Mr. Baldwin	4,000,000	100,594	185,879	254,993	73,188	4,614,654
Mr. Nordling	625,000	36,425	76,603	152,992	73,188	964,208
Mr. Murren	8,000,000	5,830,563	893,789	1,666,228	146,375	16,536,955
Mr. Sanders	1,962,500	521,906	113,129	254,993	13,374	2,865,902
Mr. Hornbuckle	2,475,000	336,844	173,820	254,993	73,188	3,313,845
Change of Control(G)
Mr. Baldwin	4,000,000	100,594	394,340	663,224	146,375	5,304,533
Mr. Nordling	1,250,000	113,675	236,606	397,925	146,375	2,144,581
Mr. Murren	10,000,000	6,054,344	1,482,028	2,321,272	146,375	20,004,019
Mr. Sanders	3,925,000	720,719	408,890	663,224	26,748	5,744,581
Mr. Hornbuckle	4,000,000	533,906	469,581	663,224	146,375	5,813,086

(A)                               This column does not include any unpaid prior year bonuses that were earned prior to the date of termination.

(B)                               The value of outstanding MGM Resorts RSUs, PSUs, stock options and SARs (including any accelerated or continued vesting that would occur under each of these termination scenarios) is based on the closing price of MGM Resorts’ common stock at December 31, 2012, which was $11.64. The calculation excludes any values attributable to SARs that are already vested.

(C)                               For purposes of the calculation of any continued or accelerated vesting in respect of outstanding equity awards, (1) we have assumed that in connection with each Named Executive Officer’s termination, such Named Executive Officer was eligible for the maximum post-termination continued and accelerated vesting period applicable to each award, which may not be the case if an actual termination were to occur, and (2) we have treated continued vesting of awards in the same manner as accelerated vesting based on MGM Resorts’ stock price on December 31, 2012.

(D)                               Assumes that the performance targets are achieved for MGM Resorts performance-based RSUs.

(E)                                Assumes that December 31, 2012 was the end of the performance period for MGM Resorts PSUs.

(F)                                 For death or disability termination scenario, includes for Mr. Murren and Mr. Baldwin an estimate of group life insurance premiums, reimbursement of medical expenses and associated taxes and premiums for long term disability insurance to be provided by MGM Resorts under each of the scenarios based on actual amounts paid in 2012.  For all other termination scenarios, includes for all Named Executive Officers the applicable lump sum payment for health and insurance benefits, as described below under “Uniform Severance and Change of Control Policies.”

(G)                               Assumes each Named Executive Officer’s employment terminates (other than as a result of a termination by the employer for good cause or by the Named Executive Officer without good cause) in connection with a change of control. If no termination occurs in connection with a change of control, then the only benefit as of December 31, 2012 would be vesting of MGM RSUs for Mr. Baldwin (with an estimated benefit of $72,750).

Uniform Severance and Change of Control Policies

In 2012, the MGM Compensation Committee adopted a uniform severance policy for terminations by MGM Resorts without cause or by the applicable executive officer with good cause not in connection with a change of control of MGM Resorts (the “Severance Policy”). The MGM Compensation Committee implemented the Severance Policy for all Named Executive Officers except Mr. Baldwin in November 2012, pursuant to a Memorandum Agreement re: Changes to Severance and Change of Control Policies that was entered into with each of them to amend their employment and related agreements (the “Severance Amendments”).  The Compensation Committee expects that Mr. Baldwin will be covered by the Severance Policy upon expiration of his current employment agreement.  In the interim, benefits payable to Mr. Baldwin under these termination scenarios will be as provided under his existing employment agreement, as described below. The benefits provided to Named Executive Officers other than Mr. Baldwin under the Severance Policy are as follows:

Position	Non Change-of-Control Severance (termination by employer without good cause or by Named Executive Officer with good cause)
MGM Resorts CEO	1.5x the sum of base salary and target bonus (subject to $8 million cap) and two years of continued vesting of unvested equity awards

Lump sum payment equal in value to 24 months of continued health and insurance benefits
Other MGM Resorts Executive Officers (including Named Executive Officers other than Mr. Murren, but excluding Mr. Baldwin)	1.0x the sum of base salary and target bonus (subject to $3 million cap) and one year of continued vesting of unvested equity awards
Lump sum payment equal in value to 12 months of continued health and insurance benefits

The MGM Compensation Committee also adopted a uniform severance policy for terminations by MGM Resorts following a change of control of MGM Resorts (the “Change of Control Policy”), and implemented the Change of Control Policy for all Named Executive Officers other than Mr. Baldwin pursuant to the Severance Amendments.  The Change of Control Policy is the only source of change of control benefits for our Named Executive Officers other than Mr. Baldwin.  Mr. Baldwin’s existing employment agreement provides change of control benefits, as described below.  The benefits provided under the Change of Control Policy to our Named Executive Officers other than Mr. Baldwin are as follows:

Position	Change-of-Control Severance (termination by employer without good cause, or by Named Executive Officer with good cause, following change of control)
MGM Resorts CEO	2.0x the sum of base salary and target bonus (subject to $10 million cap) and full vesting of unvested equity awards

Lump sum payment equal in value to 24 months of continued health and insurance benefits
Other MGM Resorts Executive Officers (including the Named Executive Officers other than Mr. Murren, but excluding Mr. Baldwin)	2.0x the sum of base salary and target bonus (subject to $4 million cap) and full vesting of unvested equity awards
Lump sum payment equal in value to 24 months of continued health and insurance benefits

Severance Benefits — Mr. Baldwin

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

•                  with respect to RSUs, depending on the date of grant and subject to satisfaction of any applicable performance criteria, generally the RSUs will continue to vest for up to 12 months following the termination date; and

•                  with respect to PSUs, pro-rata vesting based on the number of days employed prior to termination, plus an additional 12 months, subject to actual stock price performance over the performance period.

All compensation paid by us during the remaining term of Mr. Baldwin’s employment agreement is subject to offset if he is employed elsewhere, subject to a cap.

With respect to Mr. Baldwin, if there is a discontinuing change of control MGM Resorts (as defined in the applicable SARs agreement and which generally means that MGM Resorts is no longer publicly traded and the SAR was not replaced with an equivalent SAR with respect to publicly traded stock of the acquirer), Mr. Baldwin will be entitled to the following benefits from MGM Resorts with respect to the MGM Resorts SARs granted to him on December 13, 2010: generally, the exercise period for the SAR will expire and all time-based vesting of SARs will accelerate in full and all price-based vesting of SARs will cease, and all such vested SARs shall be purchased by MGM Resorts for either cash, securities or other property.

With respect to Mr. Baldwin, if there is a change of control of MGM Resorts (as defined in his employment agreement), then he will be entitled to the following benefits from MGM Resorts:

•                  Mr. Baldwin may terminate his employment under his employment agreement within 120 days of the change in control and be entitled to the following from MGM Resorts:

•                  a lump sum amount equal to $4 million; provided, that if the change of control is not a Section 409A of the Internal Revenue Code change in control event (as defined in his employment agreement), Mr. Baldwin would instead receive the Baldwin Cash Severance;

•                  any unpaid bonus in respect of the most recently completed fiscal year;

•                  health and insurance benefits for him and his dependents for up to four years; and

•                  the following benefits with respect to the MGM Resorts SARs granted on December 13, 2010:

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

•                  with respect to outstanding MGM Resorts equity awards granted prior to October 3, 2011, other than the SARs granted to Mr. Baldwin on December 13, 2010:

•                  with respect to outstanding unvested SARs, depending on the date of grant, generally continued vesting in accordance with its terms or accelerated vesting of such SARs, and, depending on the date of grant, such SARs shall generally become exercisable (upon vesting) for the change of control consideration or such SARs and outstanding stock options shall become exercisable for the change of control consideration, be cashed out or, in some instances, become exercisable for a cash amount equal to the difference between the price per share of MGM Resorts common stock paid by the acquiring entity and the exercise price; and

•                  with respect to outstanding RSUs, depending on the date of grant, generally continued vesting in accordance with its terms or accelerated vesting, and, depending on the date of grant, generally receipt of the change of control consideration at the time of vesting or, subject to the type of change of control, settlement generally upon such change of control for the change of control consideration or cash.

If any payments or benefits payable to Mr. Baldwin pursuant to the terms of his employment agreement or otherwise in connection with, or arising out of, his employment with MGM Resorts on a change in ownership or control of MGM Resorts (within the meaning of Section 280G of the Internal Revenue Code) would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then the payments and benefits for Mr. Baldwin will be reduced to the maximum amount such that no portion of the payments and benefits would be subject to the excise tax only if, following such reduction, Mr. Baldwin would retain a greater amount of such payments and benefits than if no reduction had occurred and Mr. Baldwin paid any applicable excise tax.

If the employment of Mr. Baldwin is terminated by MGM Resorts without good cause, by Mr. Baldwin with good cause or as a result of death or disability, in each case, within 12 months following a change in control MGM Resorts (as defined in the applicable grant agreement), then:

•                  MGM Resorts SARs granted on or after October 3, 2011 that would have vested, absent such termination, during the 12 months after such termination shall accelerate and remain exercisable for 12 months;

•                  MGM Resorts RSUs granted on or after October 3, 2011 that would have vested, absent such termination, during the 12 months after such termination shall accelerate, subject to satisfaction of any applicable performance criteria, and generally be settled in connection with such termination; and

•                  with respect to MGM Resorts PSUs, pro-rata vesting based on the number of days employed prior to termination, plus an additional 12 months, subject to actual stock price performance over the performance period.

Death or Disability

If the employment of a Named Executive Officer is terminated under his employment agreement by the applicable employer as a result of death or disability, he (or his beneficiaries) will generally be entitled to receive the following from MGM Resorts or its affiliate under his employment agreement:

•                  salary for a 12-month period following termination for Mr. Murren and Mr. Baldwin and salary for a 3-month period following termination for the other Named Executive Officers (net of any applicable payments received from any short-term disability policy);

•                  for Mr. Murren and Mr. Baldwin only, any unpaid bonus in respect of the most recently completed fiscal year;

•                  for Mr. Murren and Mr. Baldwin only, a prorated portion of any bonus attributable to the fiscal year in which the death or disability occurs;

•                  for Mr. Murren and Mr. Baldwin only, health and insurance benefits for him and his dependents for up to four years; and

•                  the following benefits with respect to outstanding MGM Resorts equity awards:

•                  with respect to the SARs granted to Mr. Murren and Mr. Baldwin on October 6, 2008 and Mr. Baldwin on October 5, 2009, generally one year of accelerated SARs vesting and continued exercise for 12 months after the termination date;

•                  with respect to the SARs granted to Mr. Murren on April 6, 2009 and October 4, 2010 and Mr. Baldwin on December 13, 2010, generally up to two years of continued vesting plus an additional 90 days of exercisability after such two-year period has elapsed;

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

•                  with respect to SARs and RSUs granted on or after September 12, 2011, continued vesting, subject to satisfaction of any applicable performance criteria, and exercise (to the extent applicable) for 12 months after the termination date; and

•                  with respect to PSUs, pro-rata vesting based on the number of days employed prior to termination, plus an additional 12 months, subject to actual stock price performance over the performance period.

The above benefits are provided by the applicable Named Executive Officer employment agreements, applicable equity award agreements and/or the annual bonus award under the Management Incentive Plan.

Termination by Employer for Good Cause or by Named Executive Officer Without Good Cause

If a Named Executive Officer terminates his employment under his employment agreement without good cause, or the applicable employer terminates such employment for good cause, then he would generally be entitled to receive the following under his employment agreement:

•                  for Mr. Murren and Mr. Baldwin only, any unpaid bonus in respect of the most recently completed fiscal year; and

•                  vested but unexercised MGM Resorts stock options, SARs or other stock-based compensation awards continue to remain exercisable (to the extent applicable) generally during the 90-day period following termination.

Termination of Employment of Mr. McBeath During Fiscal 2012

Mr. McBeath and Aria LLC entered into an Employee Separation Agreement and Complete Release of Claims (the “Separation Agreement”) on December 3, 2012, pursuant to which Mr. McBeath terminated employment effective on such date.  Pursuant to the Separation Agreement, Mr. McBeath became entitled to the following, subject to the terms and conditions of the Separation Agreement, including ongoing compliance with certain restrictive covenants: (i) payment of continued base salary through December 31, 2013 ($1,184,384), health and insurance benefits for him and his dependents until December 31, 2013 or until the first date he becomes eligible for those benefits from a new employer ($35,822); (iii) value of equity that will become vested between December 3, 2012 and December 31, 2013 ($103,928); and (iv) a payment equal to the amount that he would have otherwise received under the incentive plan in which he participated for 2012 had he been eligible for such payment ($739,530).

Obligations of the Named Executive Officers

Obligations of the Named Executive Officers under the employment agreements relating to confidentiality, providing services to competitors and others, and soliciting customers and MGM Resorts’ employees continue after termination of employment, regardless of the reason for such termination (with some exceptions for certain Named Executive Officers upon a change of control of MGM Resorts or if the Named Executive Officer terminates for good cause). With the exception of obligations relating to confidentiality, which are not limited by time, these restrictions generally continue for the 12-month period following termination (or for such period that remains in the term of the agreement if less than 12 months).

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

4.3

First Supplemental Indenture, dated as of February 17, 2012, among CityCenter Holdings, LLC, CityCenter Finance Corp., the guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent (2).

10.1	Second Amended and Restated Credit Agreement, dated as of March 29, 2012, among the Company, the lenders party thereto, and Bank of America, N.A., as administrative agent and L/C issuer (3).

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

10.13

Condo-Hotel Operations Management Agreement between Vdara Condo Hotel, LLC and CityCenter Vdara Development, LLC dated November 15, 2007, amended by Amendment No.1 to Condo-Hotel Operations Management Agreement dated as of April 29, 2009 (1).

10.14

Retail Management Agreement among Project CC, LLC, The Crystals at CityCenter Management, LLC, MGM Resorts International (formerly known as MGM MIRAGE) and CityCenter Holdings, LLC dated November 15, 2007, amended by Amendment No.1 to Retail Management Agreement dated as of April 29, 2009 (1).

10.15	Registration Rights Agreement, dated as of February 17, 2012, among CityCenter Holdings, LLC, CityCenter Finance Corp., the guarantors party thereto and the initial purchasers listed therein (2).

21.1	List of Subsidiaries (4).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (5)(6).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (5)(6).

(1) Previously filed with our Registration Statement on Form S-4 (File No. 333-177078) filed on September 29, 2011, and incorporated by reference herein.

(2) Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 23, 2012, and incorporated by reference herein.

(3) Previously filed with our Registration Statement on Form S-4 (File No. 333-184090) filed on September 25, 2012, and incorporated by reference herein.

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

(6) Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 14, 2013, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CityCenter Holdings, LLC

By:	/s/ Robert H. Baldwin
Robert H. Baldwin
Principal Executive Officer and Director

Dated: April 30, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert H. Baldwin	Principal Executive Officer and Director	April 30, 2013

/s/ Christopher Nordling	Principal Financial Officer and Principal Accounting Officer	April 30, 2013

/s/ James J. Murren	Chairman of the Board of Directors	April 30, 2013

/s/ Corey I. Sanders	Director	April 30, 2013

/s/ William W. Grounds	Director	April 30, 2013

/s/ Chris O’Donnell	Director	April 30, 2013

/s/ Hamad Buamim	Director	April 30, 2013